Form 10QSB
period 1998-06-30
MENTUS MEDIA CORP
filed 1998-08-21
CIK 1046442

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ----------------------------

                                   FORM 10-QSB

                           ----------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED             COMMISSION FILE NUMBER:
         JUNE 30, 1998                           333-49279

                               MENTUS MEDIA CORP.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                     41-1670450
  (State or other jurisdiction of        (I.R.S. employer
  incorporation or organization)         identification no.)

                              9531 WEST 78TH STREET
                          MINNEAPOLIS, MINNESOTA 55344
                    (Address of principal executive offices)

                                 (612) 944-7944
                           (Issuer's telephone number)

                           ----------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes           No    X
                                             -------      -------

    Number of shares of Common Stock outstanding as of August 14,1998: 266,268

    Transitional Small Business Disclosure Format  (Check one):

                                         Yes           No    X
                                             -------      -------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               MENTUS MEDIA CORP.

                                  FORM 10-QSB

                               Table of Contents

Part I.   Financial Information                                                                           Page
         Item 1.  Financial Statements.

              Balance Sheets as of December 31, 1997 and June 30, 1998                                     2

              Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1998           3

              Statement of Changes in Stockholders' Deficit for the Six Months Ended June 30,1998          4

              Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1998                     5

              Notes to Financial Statements                                                               6-8

         Item 2.  Management's Discussion and Analysis or Plan of Operations                              9-12

Part II.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K                                                         13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               MENTUS MEDIA CORP.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 June 30, 1998      December 31, 1997
                                                                            ------------------     ------------------
ASSETS
       Current Assets:
               Cash and cash equivalents                                          $ 35,163,583           $  2,789,142
               Accounts receivable, net                                                265,099                382,108
               Other current assets                                                     77,494                120,886
                                                                                  ------------           ------------
                    Total current assets                                            35,506,176              3,292,136
                                                                                  ------------           ------------
       Property and Equipment, net                                                   8,031,049              3,990,186
       Deferred Financing Costs, net                                                 2,517,940                 78,603
       Other Assets                                                                    191,406                174,723
                                                                                  ------------           ------------
                                                                                  $ 46,246,571           $  7,535,648
                                                                                  ------------           ------------
                                                                                  ------------           ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
       Current Liabilities:
               Current maturities of long-term debt                               $     30,375           $     48,302
               Accounts payable                                                      1,826,478                319,405
               Accrued expenses                                                      2,919,802              1,663,453
                                                                                  ------------           ------------
               Total current liabilities                                             4,776,655              2,031,160
                                                                                  ------------           ------------
       Non-current accrued site lease expense                                              ---                 92,253
                                                                                  ------------           ------------
       Long-term Debt                                                               38,958,789              3,015,208
                                                                                  ------------           ------------
       Mandatory Redeemable Preferred Stock
           14.8% Series B, nonvoting; authorized 91,100 shares;
                 issued and outstanding 91,059 shares; stated at
                 liquidation value plus accrued dividends                            9,059,866              8,429,915
           14.8% Series C, nonvoting; authorized 90,000 shares;
                 issued and outstanding 75,540 and 75,310 shares
                 at 1998 and 1997, respectively; stated at
                 liquidation value plus accrued dividends                            6,528,120              6,057,115
                                                                                  ------------           ------------
                                                                                    15,587,986             14,487,030
                                                                                  ------------           ------------
       Stockholders' Deficit
               8.25% Series A cumulative preferred stock, nonvoting;
                  authorized 20,000 shares; issued and outstanding 6,000
                  shares, stated at liquidation
                  value, excluding cumulative unpaid dividends
                  (aggregate liquidation value of $4,608,750 and
                  $4,485,000 at 1998 and 1997, respectively)                         3,000,000              3,000,000
       Common stock, $0.01 par value; authorized 1,000,000
                  shares; issued and outstanding 266,268 shares                          2,663                  2,663
       Additional paid-in capital                                                   10,521,643              3,904,889
       Accumulated deficit                                                         (26,601,165)           (18,997,555)
                                                                                  ------------           ------------
                                                                                   (13,076,859)           (12,090,003)
                                                                                  ------------           ------------
                                                                                  $ 46,246,571           $  7,535,648
                                                                                  ------------           ------------
                                                                                  ------------           ------------

See notes to condensed financial statements

                               MENTUS MEDIA CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                       -------------------------------  ------------------------------
                                                           1998             1997            1998            1997
                                                       ---------------  --------------  --------------  --------------
Revenues:
    Advertising Revenue                                  $   483,291      $   159,728      $   883,368      $   172,700
    Less agency commissions                                   (8,042)          (9,052)         (11,166)          (9,285)
                                                         -----------      -----------      -----------      -----------

    Net advertising revenue                                  475,249          150,676          872,202          163,415
    Network equipment sales                                      ---              ---           26,309           12,379
    Network operating revenue                                  1,290          193,175            1,440          382,405
                                                         -----------      -----------      -----------      -----------
                                                             476,539          343,851          899,951          558,199
                                                         -----------      -----------      -----------      -----------

Costs and expenses:
    Cost of network equipment sales                              ---              ---            9,996           11,907
    Network Operating Expenses                             1,013,334          648,325        1,857,412        1,249,768
    Selling Expenses                                       1,109,510          311,211        2,066,430          587,720
    General and administrative expenses                    1,366,353          771,959        2,662,006        1,577,338
                                                         -----------      -----------      -----------      -----------
                                                           3,489,197        1,731,495        6,595,844        3,426,733
                                                         -----------      -----------      -----------      -----------

    Operating loss                                        (3,012,658)      (1,387,644)      (5,695,893)      (2,868,534)

Non operating income (expense):
    Interest expense                                      (1,814,689)         (66,185)      (2,658,463)        (131,306)
    Interest income                                          488,033           15,990          750,746           53,089
                                                         -----------      -----------      -----------      -----------

Net loss                                                  (4,339,314)      (1,437,839)      (7,603,610)      (2,946,751)
Preferred stock dividends                                    678,319          402,470        1,206,996          668,493
                                                         -----------      -----------      -----------      -----------
Net loss applicable to common stockholders                (5,017,633)      (1,840,309)      (8,810,606)      (3,615,244)
                                                         -----------      -----------      -----------      -----------
Basic and diluted net loss per common share              $    (18.84)     $     (6.91)     $    (33.09)     $    (13.58)
                                                         -----------      -----------      -----------      -----------
Weighted average number of common shares outstanding         266,268          266,268          266,268          266,268
                                                         -----------      -----------      -----------      -----------
                                                         -----------      -----------      -----------      -----------


See notes to condensed financial statements.

                               MENTUS MEDIA CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                  Series A
                                  Cumulative
                                Preferred Stock          Common Stock       Additional
                            ---------------------     ------------------     Paid-In        Accumulated
                             Shares      Amount        Shares   Amount       Capital          Deficit              Total
                            -------    ----------    ---------  -------    ----------     -------------     ------------
Balance, December 31, 1997    6,000    $3,000,000    266,268    $2,663    $  3,904,889     ($18,997,555)    ($12,090,003)
Accrued dividends on
mandatory redeemable
preferred stock                 ---           ---        ---       ---      (1,083,246)             ---       (1,083,246)
Issuance of Warrants in
connection with PIK Notes       ---           ---        ---       ---       7,700,000              ---        7,700,000
Net Loss                        ---           ---        ---       ---             ---       (7,603,610)      (7,603,610)
                           --------    ----------    -------    ------    ------------     ------------      -----------
Balance, June 30, 1998        6,000    $3,000,000    266,268    $2,663    $ 10,521,643     ($26,601,165)    ($13,076,859)
                           --------    ----------    -------    ------    ------------     ------------      -----------
                           --------    ----------    -------    ------    ------------     ------------      -----------

See notes to condensed financial statements.

                              MENTUS MEDIA CORP.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                        -------------------------------------
                                                                                      JUNE 30,
                                                                        -------------------------------------
                                                                             1998                   1997
                                                                        -------------          -------------
OPERATING ACTIVITIES:
    Net Loss                                                            $ ($7,603,610)         $ ($2,946,751)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
         Interest amortization and accretion on long term debt               683,854                27,500
         Depreciation and amortization                                       495,073               289,733
         Other                                                                17,710
    Changes in assets and liabilities:
         Receivables                                                         111,623              (150,833)
         Other current assets                                                 43,392               (37,491)
         Accounts payable                                                  1,507,073              (274,714)
         Accrued expenses                                                  1,164,097               607,828
                                                                        ------------           -----------
                        Net Cash Used In Operating Activities             (3,580,788)           (2,484,728)
                                                                        ------------           -----------
INVESTING ACTIVITIES:
    Purchase of equipment and furnishings                                 (4,535,936)             (689,887)
    Deposits and other assets                                                (11,297)               (3,849)
                                                                        ------------           -----------
         Net Cash Used in Investing Activities                            (4,547,233)             (693,736)
                                                                        ------------           -----------

FINANCING ACTIVITIES:

    Proceeds from long-term debt                                          37,300,000
    Principal payments on long-term debt and capital leases               (1,903,704)              (27,245)
    Proceeds from issuance of warrants                                     7,700,000
    Deferred financing costs                                              (2,593,834)
                                                                        ------------           -----------
    Net Cash (Used in) Provided by Financing Activities                   40,502,462               (27,245)
                                                                        ------------           -----------
Net increase (decrease) in cash and cash equivalents                      32,374,441            (3,205,709)
Cash and cash equivalents
    Beginning                                                              2,789,142             3,821,195
                                                                        ------------           -----------
    Ending                                                              $ 35,163,583           $   615,486
                                                                        ------------           -----------
                                                                        ------------           -----------
Supplemental Cash Flow Information
    Cash payments for interest                                          $     26,358           $   103,806
    Non cash activities:
      Increase in mandatory redeemable preferred stock and
      decrease in paid-in capital from accrued dividends                   1,083,246               575,939
      Equipment repurchased through issuance of notes payable                    ---               348,023
      Equipment acquired under capital leases                                    ---                29,364
                                                                        ------------           -----------
                                                                        ------------           -----------

See notes to condensed financial statements.

                               Mentus Media Corp.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation

     The condensed balance sheet as of June 30, 1998, the condensed statements of operations, condensed statement of changes in stockholders' deficit, and condensed statements of cash flows for the three and six month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

      Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2. Long Term Debt


       A summary of long-term debt is as follows:

                                                                                              JUNE 30,          December 31,
                                                                                                1998                1997
                                                                                        -------------------------------------
          12% Senior Secured PIK Notes due February 2003 (net of discount attributed to warrants issued in connection with PIK Notes) (See
             Note 4)                                                                         $37,750,703                 ---

          8% note payable to shareholder, due November 2003, secured by
             substantially all assets of the Company                                                 ---          $1,875,462

          10.1% to 18.8% capital leases, due in varying monthly installments to August 2001, secured by equipment and bank letters of credit
             up to $35,000                                                                        75,266             103,507

          Noninterest-bearing note payable, discounted at 15%, total of
             $700,000 payable based on certain cash flows, if any, with
             balance due December 2001, secured by equipment                                     430,243             400,226

          Noninterest-bearing note payable, discounted at 15%, total of
             $1,500,000 payable August 2003, plus 10% of certain net
             revenues, if any, secured by equipment                                              732,952             684,315
                                                                                    -----------------------------------------
                                                                                              38,989,164           3,063,510
          Less current maturities                                                                 30,375              48,302
                                                                                    -----------------------------------------
                                                                                             $38,958,789          $3,015,208
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------

         The long term debt outstanding at June 30, 1998 (excluding capital lease obligations) matures as follows: $430,243 in 2001 and $38,483,655 in 2003.

                               Mentus Media Corp.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3. Accrued Expenses


       The components of accrued expenses are as follows:

                                                                      June 30,             December 31,
                                                                        1998                   1997
                                                                   -------------------------------------
              Site-lease fees                                          $805,275             $1,272,017
              Interest                                                1,948,303                    ---
              Compensation                                              107,499                119,468
              Legal fees                                                    ---                196,217
              Other                                                      58,725                 75,751
                                                                   -------------------------------------
                                                                     $2,919,802             $1,663,453
                                                                   -------------------------------------
                                                                   -------------------------------------

Note 4.  Events Subsequent to December 31, 1997

     On February 18, 1998, the Company sold 45,000 units representing $45 million principal amount of 12% Series A Senior Secured PIK Notes (the "Notes") and warrants to purchase 125,240 shares of common stock (the"Warrants"). The Notes mature on February 1, 2003. Interest on the Notes is payable semiannually in arrears on February 1 and August 1 of each year commencing August 1, 1998. Interest on the Notes is payable either in cash or in additional Notes, at the option of the Company, until August 1, 2000, and thereafter is payable in cash. At the time of issuance, each Warrant entitled the holder to purchase one share of common stock at an exercise price of $0.01 per share, representing in the aggregate approximately 20% of the common stock on a fully diluted basis. The number of shares purchasable by holders of the Warrants is subject to adjustment. The Warrants are detachable and are exercisable to February 1, 2008. For financial reporting purposes the aforementioned Notes have been recorded net of the value ascribed to the Warrants which is in effect an original issuance discount on the Notes. This discount is being amortized as additional interest expense over the five year term of the Notes using the interest method. The value ascribed to the Warrants was $7.7 million, and was recorded as additional paid in capital. The Warrant value was determined based on the total estimated potential market capitalization of the Company's common stock, on a fully diluted basis before the Warrant issuance, using an estimated per share value of $77 per share and the percentage of such value that the Warrants represent, if exercised. The financing costs attributable to the sale of the Notes have been deferred and are being amortized over the term of the Notes.

     The Notes are secured by a first priority lien on substantially all assets of the Company except for certain equipment collateralizing noninterest-bearing notes included in long-term debt. The Notes contain certain restrictive covenants that among other things prohibit the payment of dividends on, and the redemption of, the Company's capital stock.

                               Mentus Media Corp.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Events Subsequent to December 31, 1997 (continued)

     On April 2, 1998, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relative to its Exchange Offer of Series B 12% Senior Secured PIK Notes due 2003 for all outstanding Series A 12% Senior Secured PIK Notes. Generally, the form and terms of the Series B Notes is the same as the Series A Notes except that they do not bear legends restricting their transfer. The Registration Statement was declared effective by the Securities and Exchange Commission on July 8, 1998. The exchange offer expired on August 19, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

THE FORWARD-LOOKING STATEMENTS IN THIS REPORT INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS THAT COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS INCLUDE, AMONG OTHERS: ADVERTISING RATES; THE ABILITY TO SECURE NEW SITES FOR NGN DISPLAYS (AS DEFINED); THE LOSS OF KEY EXISTING SITE AGREEMENTS; CHANGES IN THE POLITICAL AND REGULATORY CLIMATE; OUT-OF-HOME ADVERTISING INDUSTRY TRENDS; COMPETITION; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR THE FAILURE OR INABILITY TO COMPLY WITH, GOVERNMENT REGULATIONS; AND OTHER FACTORS REFERENCED IN THIS REPORT.

INTRODUCTION

OVERVIEW

     The Company was founded in 1990 and thereafter focused its efforts on, among other things, the development of its electronic out-of-home advertising network known as NGN (Next Generation Network) by developing and improving the NGN technology. At the same time, the Company concentrated its efforts on securing site agreements for the placement of its color video monitors ("NGN Displays") as well as recruiting local sales personnel and opening local sales offices in its initially developed Designated Market Areas (" DMAs").

     The operating revenues of the Company presently are derived from the sale of advertising on NGN. The Company's primary operating expenses are for NGN Display operating costs and employee compensation. Advertising rates are based upon the availability of space on the network for the location targeted by the advertiser, the size and demographics makeup of the market served by the NGN Displays and the availability of alternative advertising media in the market area. Most advertising contracts are short-term. Most of the Company's annual gross revenues are generated from local advertising, and the remainder represents national advertising, both of which primarily are sold directly by the Company's own sales personnel.

     In 1996, the Company generated its initial revenues primarily from two sources: (1) sales of NGN Displays and its rights under exclusive site agreements within defined territories not then targeted by the Company; and
(2) royalties on advertising sales and network operating revenues in owner-operator markets. At the same time, the Company continued to concentrate its efforts on sales of advertising and establishing site agreements for its own NGN Displays. Effective in January and August 1997, the Company entered into agreements with these owner-operators whereby the Company repurchased the equipment on terms that the Company considered favorable. In addition, through this process the owner-operators forfeited their respective territorial rights.

     In 1997, the scope of the Company's business shifted from sales of network equipment and territorial rights to sales of advertising on the Company's own NGN installations. During 1997, the Company generated its revenues from both advertising revenues from its own NGN Displays and from royalties on advertising sales and network operating revenues in owner-operator markets. Operating revenues during 1998 were principally from advertising on NGN Displays.

     The following table presents the number of NGN installations in their respective markets as of June 30, 1998, March 31, 1998 and December 31, 1997, respectively.

                                                     June 30, 1998          March 31, 1998        December 31, 1997
                                                     -------------          --------------        -----------------
     Market:
     Baltimore, MD                                        205                    204                     208
     Dallas-Ft. Worth, TX                                 228                    226                     226
     Ft. Myers, FL                                         45                     45                      43
     Los Angeles, CA                                      407                    ---                     ---
     Miami, FL                                             86                     86                      87
     New York, NY                                         241                    ---                     ---
     Norfolk, VA                                          236                    237                     239
     Orlando, FL                                          239                    238                     233
     Tampa-Clearwater-St. Petersburg, FL                  139                    135                     136
     Washington, D.C.                                     506                    505                     502
     West Palm Beach, FL                                   63                     63                      63
     Other                                                 33                     36                      32
                                                           --                     --                      --
     Total                                                2428                   1775                    1769


RESULTS OF OPERATIONS

                  Net revenues were $477,000 for the second quarter of 1998 compared to $344,000 for the same quarter of 1997 and were $900,000 for the first six months of 1998 compared to $558,000 for the same period of 1997. The increase was attributable to the shift in the Company's business from owner-operator network operating fees to sales of advertising on the Company's own NGN installations and the opening of local sales offices. Three sales offices were opened during the 1997 first quarter and an additional office was opened in late 1997. Three offices were opened in former owner-operator markets during the first quarter of 1998. The installation of NGN Displays began in New York and Los Angeles during the second quarter of 1998. The Company also began hiring local sales personnel in those markets and expects to open sales offices during the third quarter of 1998. Advertising revenues from newly opened markets were minimal since efforts were concentrated on staff hiring and training. Advertising revenues increased to $475,000 during the second quarter of 1998 compared to $151,000 in 1997. Advertising revenues for the first six months of 1998 were $872,000 compared to $163,000 for the comparable period of 1997. Network operating revenues were minimal during the first six months of 1998 due to the termination of owner-operator agreements as discussed above. For the six months ended June 30,1998, the Company had equipment sales and network operating revenues from site owners of $28,000 compared to $395,000 during the comparable period of 1997. Barter revenue was $67,000 during the second quarter of 1998 and $152,000 for the first six months of 1998 and is included in advertising revenue.

     Costs and expenses were $3.5 million for the second quarter of 1998 compared to $1.7 million for the same quarter of 1997 and were $6.6 million for the first six months of 1998 compared to $3.4 million for the same period of 1997.

     Network operating expenses increased $365,000 and $608,000 during the three and six months periods ended June 30, 1998, respectively, from the comparable periods in 1997. This increase is due to the increase in both the number of NGN Display installations and equivalent months in operation. Major components of network operating expenses include local telephone service, telephone long distance, depreciation, maintenance, and site lease expense related to the NGN Displays. The increase in site lease expense was due primarily to the repurchase of equipment in former owner-operator markets in August, 1997, and to a lesser extent, additional NGN installations. Site lease expense was recorded net of reimbursement from owner-operators so the Company expense increased when the owner-operators forfeited their territorial rights. Site leases generally provide the site operator with a percentage of the advertising revenues derived from the NGN Display at the particular site. The Company accrues monthly site lease expenses which are the greater of the computed amount based on a percentage of revenue, or where applicable, the appropriate portion of an annual minimum. Most network operating expenses are fixed. Accordingly, the Company expects that such expenses as a percentage of advertising revenues will continue to decrease as the Company's advertising revenues increase. Currently, network operating expenses exceed advertising revenues due to the Company's limited operating history.

     Selling expenses were $1.1 million for the second quarter of 1998 compared to $311,000 for the same quarter of 1997 and were $2.1 million for the first six months of 1998 compared to $588,000 for the same period in 1997. The increases in each period were the result of the addition of sales staff and costs associated with the anticipated opening of the Los Angeles and New York City regional sales offices as noted above. General and administrative expenses were $1.4 million for the second quarter of 1998 compared to $772,000 for the same quarter of 1997 and were $2.7 million for the first six months of 1998 compared to $1.6 million for the same period in 1997. The increases were due to the additional administrative staff in computer operations, graphic creation, marketing, and accounting which were added to support the sales offices and increased ad volume, as well as to marketing efforts such as printing expenses related to promotional material, market research, sales promotion, and public relations expenses. Research and development costs were $91,000 for the second quarter of 1998 compared to $85,000 for the same quarter in 1997 and were $171,000 for the first six months of 1998 compared to $205,000 for the same period in 1997.

     Interest expense was $1.8 million for the second quarter of 1998 compared to $66,000 for the same quarter of 1997 and was $2.7 million for the first six months of 1998 compared to $131,000 for the same period in 1997. The increase in both 1998 periods was due to the issuance of $45 million of 12% Senior Secured PIK notes (the "Notes") in February 1998. Interest income increased to $488,000 for the second quarter of 1998 compared to $16,000 for the same quarter in 1997 and was $751,000 for the first six months of 1998 compared to $53,000 for the comparable period in 1997. The increase was due to investing the unused proceeds from the Notes.

     The net loss for the quarter ended June 30, 1998 increased to $4.3 million, from $1.4 million in the same quarter of 1997, and to $7.6 million for the first six months of 1998 compared to $2.9 million for the same period in 1997 primarily as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Through June 30, 1998, the Company's primary source of liquidity has been proceeds from the sale of equity and debt securities.

     As of June 30, 1998, total cash and cash equivalents were $35.2 million compared to $2.8 million as of December 31, 1997. The increase in cash was a result of $3.6 million of cash used in operating activities and $4.6 million of cash used in investing activities (primarily for the expansion of the NGN network) being offset by $40.5 million of net cash provided by the sale of Notes and Warrants after offering expenses and repayment of long term debt. The Company's increasing sales volume has required, and the Company expects that it will continue to require, additional cash to fund increased receivable levels.

     The decrease in cash during the first six months of 1997 resulted from $2.5 million used in operating activities primarily due to the year to date net loss, after add back of depreciation, and net cash used in investing activities of $694,000, primarily for capital expenditures to expand the Company's NGN network.

     Interest on the Notes is payable on February 1 and August 1 of each year, commencing August 1, 1998. Interest on the Notes is payable either in cash or additional Notes, at the option of the Company through August 1, 2000, and thereafter is payable in cash. Accordingly, the Company will not be required to pay cash interest payments on the Notes until the February 1, 2001 interest payment date. Additional Notes were issued in the amount of $2,441,000 for the interest payment due August 1, 1998. The Company expects to pay interest through August1, 2000, by issuing additional Notes, which would increase the $45 million principal amount of the Notes to approximately $60.2 million.

     The Company anticipates that its $35.2 million of cash and operating cash flow will be sufficient to finance the operating requirements of the Company and anticipated capital expenditures through 1999. However, if advertising revenues do not increase as anticipated or operating expenses are higher than anticipated, the Company may need to raise additional capital. There can be no assurance that the additional funds will be available, or if available, will be available on terms acceptable to the Company. The Company believes that the current installed base of NGN Displays is large enough to attain profitable operations when advertising revenues reach desired levels.

YEAR 2000

     The Company has performed a review of its year 2000 preparedness relative to its NGN delivery and accounting systems. Management continues to believe that no material costs will be necessary to become year 2000 compliant.

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

                  a) Exhibits

                  10.4(b) Amendment No. 1 to Southland Contract. PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED AND FILED SEPARATELY WITH THE COMMISSION, PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT.*
                  27.1     Financial Data Schedule

                  -------------------

         * Previously filed on the Company's Registration Statement on Form S-4 filed with the Commission on July 6, 1998.

                  b) Reports on Form 8-K
                           None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                         MENTUS MEDIA CORP.



                                     By: /s/ Thomas M. Pugliese
                                        -------------------------------
                                         Thomas M. Pugliese
                                         Chief Executive Officer

                                     By: /s/ Michael J. Kolthoff
                                        -------------------------------
                                         Michael J. Kolthoff
                                         Treasurer and Assistant Secretary