Form 10QSB
period 1998-09-30
NEXT GENERATION NETWORK INC
filed 1998-11-16
CIK 1046442

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.   20549

                       ----------------------------------
                                    FORM 10-QSB
                       ----------------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED                   COMMISSION FILE NUMBER:
        SEPTEMBER 30, 1998                                333-49279

                         NEXT GENERATION NETWORK, INC.
      (Exact name of small business issuer as specified in its charter)

             DELAWARE                                     41-1670450
   (State or other jurisdiction of                    (I.R.S. employer
    incorporation or organization)                   identification no.)

                      11010 PRAIRIE LAKES DRIVE, SUITE 300
                        MINNEAPOLIS, MINNESOTA 55344-3854
                    (Address of principal executive offices)

                                (612) 944-7944
                         (Issuer's telephone number)

                                MENTUS MEDIA CORP.
                          9531 W. 78th Street, Suite 400
                              Minneapolis, MN 55344
               (Former name, former address and former fiscal year
                           if changed since last report)

                           -------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X   No
                                 ---    ---

 Number of shares of Common Stock outstanding as of November 11, 1998: 266,268

     Transitional Small Business Disclosure Format  (Check one):

                              Yes     No  X
                                 ---     ---




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NEXT GENERATION NETWORK, INC.

                                    FORM 10-QSB

                                 Table of Contents



                                                                          Page
                                                                          ----
Part I.   Financial Information

          Item 1. Financial Statements.

                  Balance Sheets as of December 31, 1997 and
                  September 30, 1998                                        2

                  Statements of Operations for the Three and Nine
                  Months Ended September 30, 1997 and 1998                  3

                  Statement of Changes in Stockholders' Deficit for
                  the Nine Months Ended September 30, 1998                  4

                  Statements of Cash Flows for the Nine Months Ended
                  September 30, 1997 and 1998                               5

                  Notes to Financial Statements                            6-8

          Item 2. Management's Discussion and Analysis or Plan
                  of Operation                                             9-12

Part II.  Other Information.

          Item 4. Submission of Matters to a Vote of Security Holders       13

          Item 6. Exhibits and Reports on Form 8-K                          13

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         NEXT GENERATION NETWORK, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                         September 30, 1998  December 31, 1997
                                         ------------------  -----------------
ASSETS
  Current Assets:
    Cash and cash equivalents                 $ 29,370,398     $  2,789,142
    Accounts receivable, net                       469,707          382,108
    Other current assets                           150,906          120,886
                                              ------------     ------------
       Total current assets                     29,991,011        3,292,136
                                              ------------     ------------
  Property and Equipment, net                    9,509,062        3,990,186
  Deferred Financing Costs, net                  2,636,597           78,603
  Other Assets                                     205,203          174,723
                                              ------------     ------------
                                              $ 42,341,873     $  7,535,648
                                              ------------     ------------
                                              ------------     ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current Liabilities:
     Current maturities of long-term debt     $     21,198     $     48,302
     Accounts payable                              817,750          319,405
     Accrued expenses (Note 3)                   2,713,080        1,663,453
                                              ------------     ------------
     Total current liabilities                   3,552,028        2,031,160
                                              ------------     ------------
  Non-current accrued site lease expense               ---           92,253
                                              ------------     ------------
  Long-term Debt (Note 2)                       41,752,412        3,015,208
                                              ------------     ------------
  Mandatory Redeemable Preferred Stock
   14.8% Series B, nonvoting; authorized
    91,100 shares; issued and outstanding
    91,059 shares; stated at liquidation
    value plus accrued dividends                 9,397,836        8,429,915
   14.8% Series C, nonvoting; authorized
    90,000 shares; issued and outstanding
    75,540 and 75,310 shares at 1998 and
    1997, respectively; stated at liquidation
    value plus accrued dividends                 6,771,645        6,057,115
                                              ------------     ------------
                                                16,169,481       14,487,030
                                              ------------     ------------
  Stockholders' Deficit
    8.25% Series A cumulative preferred
    stock, nonvoting; authorized 20,000
    shares; issued and outstanding
    6,000 shares, stated at liquidation
    value, excluding cumulative unpaid
    dividends (aggregate liquidation value
    of $4,608,750 and $4,485,000 at 1998
    and 1997, respectively)                      3,000,000        3,000,000
  Common stock, $0.01 par value; authorized
    1,000,000 shares; issued and outstanding
    266,268 shares                                   2,663            2,663
  Additional paid-in capital                     9,869,718        3,904,889
  Accumulated deficit                          (32,004,429)     (18,997,555)
                                              ------------     ------------
                                               (19,132,048)     (12,090,003)
                                              ------------     ------------
                                              $ 42,341,873     $  7,535,648
                                              ------------     ------------
                                              ------------     ------------

See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                SEPTEMBER 30,             SEPTEMBER 30,
                          ------------------------  --------------------------
                                 1998         1997        1998        1997
                          -----------    ---------  -----------   ------------
Revenues:
  Advertising Revenue     $   807,659  $   563,716  $  1,691,027   $   736,417
  Less agency
    commissions               (10,804)     (20,567)      (21,970)      (29,852)
                          -----------  -----------  ------------   -----------

  Net advertising revenue     796,855      543,149     1,669,057       706,565
  Network equipment sales         ---          ---        26,309        12,379
  Network operating
  revenue                         290      102,744         1,730       485,149
                          -----------  -----------  ------------   -----------
                              797,145      645,893     1,697,096     1,204,093
Costs and expenses:
  Cost of network equipment
   sales                          ---          ---         9,996        11,907
  Network Operating
   Expenses                 1,441,145      719,320     3,298,559     1,969,089
  Selling Expenses          1,724,704      439,340     3,791,133     1,027,060
  General and
   administrative expenses  1,554,773      791,778     4,216,778     2,369,115
                          -----------  -----------  ------------  ------------
                            4,720,622    1,950,438    11,316,466     5,377,171
                          -----------  -----------  ------------  ------------
  Operating loss           (3,923,477)  (1,304,545)   (9,619,370)   (4,173,078)

Non operating income (expense):
  Interest expense         (1,924,781)     (70,705)   (4,583,244)     (202,011)
  Interest income             444,994       17,670     1,195,740        70,758
  Other expense                   ---       (5,342)          ---        (5,342)
                          -----------  -----------  ------------  ------------

Net loss                   (5,403,264)  (1,362,922)  (13,006,874)   (4,309,673)
Preferred stock dividends     581,495      333,432     1,788,491     1,001,925
                          -----------  -----------  ------------   -----------
Net loss applicable to
  common stockholders     $(5,984,759) $(1,696,354) $(14,795,365)  $(5,311,598)
                          -----------  -----------  ------------   -----------
Basic and diluted net
  loss per common share   $    (22.48) $     (6.37) $     (55.57)  $    (19.95)
                          -----------  -----------  ------------   -----------
Weighted average number
  of common shares
  outstanding                 266,268      266,268       266,268       266,268
                          -----------  -----------  ------------   -----------
                          -----------  -----------  ------------   -----------

See notes to condensed financial statements.

                         NEXT GENERATION NETWORK, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                        Series A
                                       Cumulative
                                    Preferred Stock         Common Stock     Additional
                                  -------------------    ----------------      Paid-In    Accumulated
                                  Shares      Amount     Shares    Amount      Capital       Deficit         Total
                                  ------    ----------   -------   ------    ----------  ------------   ------------
Balance, December 31, 1997         6,000    $3,000,000   266,268   $2,663    $3,904,889  ($18,997,555)  ($12,090,003)
Accrued dividends on mandatory
  redeemable preferred stock         ---           ---       ---      ---    (1,664,741)          ---     (1,664,741)
Issuance of Warrants in
  connection with PIK Notes          ---           ---       ---      ---     7,700,000           ---      7,700,000
Compensation element of
  stock options forfeited            ---           ---       ---      ---       (70,430)          ---        (70,430)
Net Loss                             ---           ---       ---      ---           ---   (13,006,874)   (13,006,874)
                                  ------    ----------   ------    ------    ----------  ------------   ------------
Balance, September 30,1998         6,000    $3,000,000   266,268   $2,663    $9,869,718  ($32,004,429)  ($19,132,048)
                                  ------    ----------   -------   ------    ----------  ------------   ------------
                                  ------    ----------   -------   ------    ----------  ------------   ------------

See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                -----------------------------
                                                        SEPTEMBER 30,
                                                -----------------------------
                                                     1998           1997
                                                -------------   -------------
OPERATING ACTIVITIES:
  Net Loss                                      $($13,006,874)   $($4,309,673)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Interest amortization and accretion on
      long term debt                                1,160,510          50,658
    Non cash interest on PIK Notes                  3,389,820             ---
    Depreciation and amortization                     849,122         480,851
    Compensation element of stock options
      forfeited                                       (70,430)        (21,129)
    Loss on disposal of equipment and
      furnishings                                         ---           1,896
    Other                                              17,710             ---
  Changes in assets and liabilities:
    Receivables                                       (92,985)       (384,951)
    Other current assets                              (30,020)        (38,396)
    Accounts payable                                  498,345        (282,401)
    Other accrued expenses                              8,554       1,052,166
                                                -------------    ------------
      Net Cash Used In Operating Activities        (7,276,248)     (3,450,979)
                                                -------------    ------------
INVESTING ACTIVITIES:
  Purchase of equipment and furnishings            (6,367,998)     (1,097,683)
  Deposits and other assets                           (25,094)         (6,249)
                                                -------------    ------------
      Net Cash Used in Investing Activities        (6,393,092)     (1,103,932)
                                                -------------    ------------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                     37,300,000             ---
  Principal payments on long-term debt
    and capital leases                             (1,918,338)        (42,182)
  Proceeds from issuance of warrants                7,700,000             ---
  Deferred financing costs                         (2,831,066)            ---
  Net proceeds from issuance of preferred stock           ---       4,135,710
                                                -------------    ------------
      Net Cash Provided by Financing Activities    40,250,596       4,093,528
                                                -------------    ------------
Net increase (decrease) in cash and
  cash equivalents                                 26,581,256        (461,383)
Cash and cash equivalents
  Beginning                                         2,789,142       3,821,195
                                                -------------    ------------
  Ending                                        $  29,370,398    $  3,359,812
                                                -------------    ------------
                                                -------------    ------------
Supplemental Cash Flow Information
  Cash payments for interest                    $      33,914    $    138,173
  Non cash activities:
    Increase in mandatory redeemable
      preferred stock and decrease in
      paid-in capital from accrued dividends        1,664,741             ---
    Accrued interest converted to long
      term debt (Note 4)                            2,441,000             ---
    Increase in long term debt resulting
      from interest accretion                         887,438          50,658
    Equipment repurchased through issuance
      of notes payable                                    ---         996,514
    Equipment acquired under capital leases               ---          29,364
    Stockholder note converted to Series C
      mandatory redeemable preferred stock                ---         500,038
                                                -------------    ------------
                                                -------------    ------------

See notes to condensed financial statements.

                         Next Generation Network, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1.  Basis of Presentation

     The condensed balance sheet as of September 30, 1998, and the condensed statements of operations, changes in stockholders' deficit, and cash flows for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year.

      Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

Note 2. Long Term Debt

     A summary of long-term debt is as follows:


                                                            September  30,   December 31,
                                                                1998             1997
                                                            --------------   ------------
     12% Senior Secured PIK Notes due February 2003
       (net of discount attributed to warrants issued
       in connection with PIK Notes) (See Note 4)            $40,509,241              --

     8% note payable to shareholder, due November 2003,
       secured by substantially all assets of the Company             --      $1,875,462

     10.1% to 18.8% capital leases, due in varying
       monthly installments to August 2001, secured by
       equipment and bank letters of credit up to $35,000         60,631         103,507

     Noninterest-bearing note payable, discounted at 15%,
       total of $700,000 payable based on certain cash
       flows, if any, with balance due December 2001,
       secured by equipment                                      445,252         400,226

     Noninterest-bearing note payable, discounted at 15%,
       total of $1,500,000 payable August 2003, plus 10%
       of certain net revenues, if any, secured by
       equipment                                                 758,486         684,315
                                                             -----------      ----------
                                                              41,773,610       3,063,510
     Less current maturities                                      21,198          48,302
                                                             -----------      ----------
                                                             $41,752,412      $3,015,208
                                                             -----------      ----------


     The long term debt outstanding at September 30, 1998 (excluding capital lease obligations) matures as follows: $445,252 in 2001 and $41,267,727 in 2003.

                         Next Generation Network, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


Note 3.  Accrued Expenses

     The components of accrued expenses are as follows:


                                             September 30,    December 31,
                                                 1998             1997
                                             -------------    ------------
                    Site-lease fees            $1,359,179      $1,272,017
                    Interest                      948,820              --
                    Compensation                  162,331         119,468
                    Legal fees                     45,000         196,217
                    Other                         197,750          75,751
                                               ----------      ----------
                                               $2,713,080      $1,663,453
                                               ----------      ----------


Note 4.  Events Subsequent to December 31, 1997

     On February 18, 1998, the Company sold 45,000 units representing $45 million principal amount of 12% Series A Senior Secured PIK Notes (the
"Notes") and warrants to purchase 125,240 shares of common stock
(the "Warrants").  The Notes mature on February 1, 2003.  Interest on the
Notes is payable semiannually in arrears on February 1 and August 1 of each year commencing August 1, 1998. Interest on the Notes is payable either in cash or in additional Notes, at the option of the Company, until August 1, 2000, and thereafter is payable in cash. At the time of issuance, each Warrant entitled the holder to purchase one share of common stock at an exercise price of $0.01 per share, representing in the aggregate approximately 20% of the common stock on a fully diluted basis. The number of shares purchasable by holders of the Warrants is subject to adjustment.
The Warrants are detachable and are exercisable prior to February 1, 2008. For financial reporting purposes the aforementioned Notes have been recorded net of the value ascribed to the Warrants which is in effect an original issuance discount on the Notes. This discount is being amortized as additional interest expense over the five year term of the Notes using the interest method. The value ascribed to the Warrants was $7.7 million, and was recorded as additional paid in capital. The Warrant value was determined based on the total estimated potential market capitalization of the Company's common stock, on a fully diluted basis before the Warrant issuance, using an estimated per share value of $77 per share and the percentage of such value that the Warrants represent, if exercised. The financing costs attributable to the sale of the Notes have been deferred and are being amortized over the term of the Notes. In August, 1998, the Company issued additional Notes in payment of $2,441,000 of accrued interest on the aforementioned Notes.

     The Notes are secured by a first priority lien on substantially all assets of the Company except for certain equipment collateralizing noninterest-bearing notes included in long-term debt. The Notes contain certain restrictive covenants that among other things prohibit the payment of dividends on, and the redemption of, the Company's capital stock.

                         Next Generation Network, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


Note 4.  Events Subsequent to December 31, 1997 (continued)

     On July 8, 1998, the Company's Registration Statement with the Securities and Exchange Commission, relative to its Exchange Offer of Series B 12% Senior Secured PIK Notes due 2003 ("Series B Notes") for all outstanding Series A 12% Senior Secured PIK Notes ("Series A Notes"), was declared effective. Generally, the form and terms of the Series B Notes are the same as the Series A Notes except that they do not bear legends restricting their transfer. All Series A Notes were exchanged for Series B Notes on August 19, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

INTRODUCTION

OVERVIEW

     The Company was founded in 1990 and thereafter focused its efforts on, among other things, the development of its electronic out-of-home advertising network known as NGN (Next Generation Network) by developing and improving
the NGN technology.   At the same time, the Company concentrated its efforts
on securing site agreements for the placement of its color video monitors
("NGN Displays") as well as recruiting local sales personnel and opening local sales offices in its initially developed Designated Market Areas ("DMAs").

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

     The following table presents the number of NGN installations in their respective markets as of September 30, 1998, June 30, 1998, and December 31, 1997, respectively.



                                            SEPTEMBER 30, 1998   JUNE 30, 1998   DECEMBER 31, 1997
                                            ------------------   -------------   -----------------
     MARKET:
     Baltimore, MD                                204                 205               208
     Boston, MA                                   154                  21                21
     Dallas-Ft. Worth, TX                         257                 228               226
     Ft. Myers, FL                                 46                  45                43
     Los Angeles, CA                              490                 407                --
     Miami, FL                                     86                  86                87
     New York, NY                                 340                 241                --
     Norfolk, VA                                  236                 236               239
     Orlando, FL                                  243                 239               233
     Philadelphia, PA                             244                  --                --
     Sacramento, CA                                58                  --                --
     San Diego, CA                                113                  --                --
     San Francisco, CA                            191                  --                --
     Tampa-Clearwater-St. Petersburg, FL          140                 139               136
     Washington, D.C.                             509                 506               502
     West Palm Beach, FL                           63                  63                63
     Other                                         12                  12                11
                                                 ----                ----              ----
     TOTAL                                       3386                2428              1769


RESULTS OF OPERATIONS

     Net revenues were $797,000 for the third quarter of 1998 compared to $646,000 for the same quarter of 1997 and were $1.7 million for the first nine months of 1998 compared to $1.2 million for the same period of 1997. The increase was attributable to the shift in the Company's business from owner-operator network operating fees to sales of advertising on the Company's own NGN installations and the opening of local sales offices. Three sales offices were opened during the 1997 first quarter and an additional office was opened in late 1997. Three offices were opened in former owner-operator markets during the first quarter of 1998. The installation of NGN Displays was substantially completed and sales offices were opened in New York and Los Angeles during the third quarter of 1998. The Company also began installing NGN Displays in Boston, Philadelphia, San Francisco, Sacramento, and San Diego during the third quarter of 1998. The Company has continued to hire sales personnel in new markets and expects to open sales offices in Philadelphia and San Francisco during the fourth quarter. Advertising revenues from newly opened markets were minimal since efforts were concentrated on staff hiring and training. Advertising revenues increased to $797,000 during the third quarter of 1998 compared to $543,000 in 1997. Advertising revenues for the first nine months of 1998 were $1.7 million compared to $707,000 for the comparable period of 1997. Network operating revenues were minimal during the first nine months 1998 due to the termination of owner-operator agreements as discussed above. For the nine months ended September 30,1998, the Company had equipment sales and network operating revenues from site owners of $28,000 compared to $498,000 during the comparable period of 1997. Barter revenue, which was

$65,000 during the third quarter of 1998 compared to $64,000 for the same quarter in 1997 and was $217,000 for the first nine months of 1998 compared to $64,000 for the same period in 1997, is included in advertising revenue.

     Costs and expenses were $4.7 million for the third quarter of 1998 compared to $2.0 million for the same quarter of 1997 and were $11.3 million for the first nine months of 1998 compared to $5.4 million for the same period of 1997.

     Network operating expenses increased $722,000 and $1,329,000 during the three and nine month periods ended September 30, 1998, respectively, from the comparable periods in 1997. This increase is due to the increase in both the number of NGN Display installations and the number of months in operation. Major components of network operating expenses include local telephone service, telephone long distance, depreciation, maintenance, and site lease expense related to the NGN Displays. The increase in site lease expense was due to the repurchase of equipment in former owner-operator markets in August, 1997, and also due to additional NGN installations. Site lease expense was recorded net of reimbursement from owner-operators so the Company expense increased when the owner-operators forfeited their territorial rights. Site leases generally provide the site operator with a percentage of the advertising revenues derived from the NGN Display at the particular site. The Company accrues monthly site lease expenses which are the greater of the computed amount based on a percentage of revenue or, where
applicable, the appropriate portion of an annual minimum.    Most network
operating expenses are fixed. Accordingly, the Company expects that such expenses as a percentage of advertising revenues will decrease as the Company's advertising revenues increase. Currently, network operating expenses exceed advertising revenues due to the Company's limited operating history.

     Selling expenses in regional sales offices were $1.7 million for the third quarter of 1998 compared to $439,000 for the same quarter of 1997 and were $3.8 million for the first nine months of 1998 compared to $1.0 million for the same period in 1997. The increases in each period resulted primarily from the addition of sales staff and costs associated with opening additional regional sales offices as noted above. General and administrative expenses were $1.6 million for the third quarter of 1998 compared to $800,000 for the same quarter of 1997 and were $4.2 million for the first nine months of 1998 compared to $2.4 million for the same period in 1997. The increases were due to the additional administrative staff in computer operations, graphic creation, marketing, and accounting that were added to support the sales offices and increased advertising volume, as well as to marketing efforts such as printing expenses related to promotional material, market research, sales promotion, and public relations expenses. Research and development costs were $164,000 for the third quarter of 1998 compared to $69,000 for the same quarter in 1997 and were $335,000 for the first nine months of 1998 compared to $275,000 for the same period in 1997.

     Interest expense was $1.9 million for the third quarter of 1998 compared to $71,000 for the same quarter of 1997 and was $4.6 million for the first nine months of 1998 compared to $202,000 for the same period in 1997. The increase in both 1998 periods was due to the issuance of $45 million of 12% Senior Secured PIK Notes (the "Notes") in February 1998. Interest income increased to $445,000 for the third quarter of 1998 compared to $18,000 for the same quarter in 1997 and was $1.2 million for the first nine months of 1998 compared to $71,000 for the comparable period in 1997. The increase was due to investing the unused proceeds from the Notes.

     The net loss for the quarter ended September 30, 1998 increased to $5.4 million, from $1.4 million in the same quarter of 1997, and to $13.0 million for the first nine months of 1998 compared to $4.3 million for the same period in 1997, primarily as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 30, 1998, the Company's primary source of liquidity has been proceeds from the sale of equity and debt securities.

     As of September 30, 1998, total cash and cash equivalents were $29.4 million compared to $2.8 million as of December 31, 1997 and $35.2 million as of June 30, 1998. The increase in cash was a result of $7.3 million of cash used in operating activities and $6.4 million of cash used in investing activities (primarily for capital expenditures related to the expansion of the NGN network) being offset by $40.3 million of net cash provided by the sale of Notes and Warrants after offering expenses and repayment of long term debt. The Company's expects that increasing sales volume will require the use of additional cash to fund increased receivable levels.

     The decrease in cash during the first nine months of 1997 resulted from $3.5 million used in operating activities and net cash used in investing activities of $1.1 million, (primarily for capital expenditures to expand the Company's NGN network) being substantially offset by the $4.1 million net proceeds from the issuance of Series C Preferred Stock.

     Interest on the Notes is payable on February 1 and August 1 of each year, commencing August 1, 1998. Interest on the Notes is payable either in cash or additional Notes, at the option of the Company through August 1, 2000, and thereafter is payable in cash. Accordingly, the Company will not be required to pay cash interest payments on the Notes until the February 1, 2001 interest payment date. Additional Notes were issued in the amount of $2,441,000 for the interest payment due August 1, 1998. The Company expects to pay interest through August 1, 2000, by issuing additional Notes, which would increase the $45 million principal amount of the Notes to approximately $60.2 million.

     The Company anticipates that its $29.4 million of cash and its operating cash flow will be sufficient to finance the operating requirements of the Company and anticipated capital expenditures through 1999. However, if advertising revenues do not increase as anticipated or operating expenses are higher than anticipated, the Company may need to raise additional capital. There can be no assurance that the additional funds will be available, or if available, will be available on terms acceptable to the Company. The Company believes that the current installed base of NGN Displays is large enough to attain profitable operations when advertising revenues reach desired levels.

     The Company does not believe it has any significant risk related to interest rate fluctuation since it has only fixed rate debt.

YEAR 2000

     The Company has performed a review of its Year 2000 preparedness relative to its products and systems, its accounting software and its computer hardware. The Company believes that it will not incur material costs in connection with becoming Year 2000 compliant. In addition, the Company has received communications from its significant third party vendors and service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. There can be no assurance that these third party vendors and service providers will complete their own Year 2000 compliant projects in a timely manner and that failure to do so would not have an adverse impact on the Company's business.

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Pursuant to an Action by Written Consent of Stockholders of the Company In Lieu of a Meeting, effective as of August 27, 1998, stockholders of the Company representing a majority of the shares of Common Stock approved and adopted an amendment to the Company's Certificate of Incorporation to change the Company's name to Next Generation Network, Inc. The number of shares consenting to the action was 203,814.

Pursuant to an Action by Written Consent of the Stockholders of the Company In Lieu of a Meeting, effective as of August 27, 1998, stockholders of the Company representing a majority of the shares of Common Stock elected the following persons as directors of the Company: Gerard P. Joyce; Thomas M. Pugliese; David Voelker; Thomas J. Davis, Timothy P. Hartman; and James P. Sheehan. The number of shares of Common Stock represented by the written consents in favor of each director was 203,814.

Pursuant to an Action by Written Consent of Stockholders In Lieu of a Meeting, effective as of August 25, 1998, the holders of a majority of the Company's Series B Senior Cumulative Compounding Convertible Redeemable Preferred Stock ("Series B Stock") elected Michael Marocco as a director of the Company. The number of shares of Series B Stock represented by the written consents in favor of Mr. Marocco was 64,935.

Pursuant to an Action by Written Consent of Stockholders In Lieu of a Meeting, effective as of August 25, 1998, the holders of a majority of the Company's Series C Senior Cumulative Compounding Convertible Redeemable Preferred Stock ("Series C Stock") elected Alejandro Zubillaga as a director of the Company. The number of shares of Series C Stock represented by the written consents in favor of Mr. Zubillaga was 51,948.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         a) Exhibits

            3.1    Certificate of Amendment dated as of August 31, 1998.

            27.1   Financial Data Schedule

         b) Reports on Form 8-K

            None

                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                       NEXT GENERATION NETWORK, INC.


Date: November 16, 1998                 By:  /s/ Thomas M. Pugliese
      ------------------                    --------------------------
                                            Thomas M. Pugliese
                                            Chief Executive Officer

Date: November 16, 1998                 By: /s/ Michael J. Kolthoff
      ------------------                    --------------------------
                                            Michael J. Kolthoff
                                            Treasurer and Assistant Secretary
                                            (Principal Financial and
                                            Accounting Officer)