Form 10KSB
period 1998-12-31
NEXT GENERATION NETWORK INC
filed 1999-03-31
CIK 1046442

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-KSB

                       -----------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


    FISCAL YEAR ENDED                               COMMISSION FILE NUMBER:
    DECEMBER 31, 1998                                    333-49279


                          NEXT GENERATION NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

       DELAWARE                                       41-1670450
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

                       -----------------------------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X     No
                            ---        ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not applicable


     State issuer's revenues for its most recent fiscal year. $2,589,690

     State the market value of common equity held by non affiliates: Not applicable

     Number of shares of Common Stock outstanding as of March 19, 1999: 266,268
     Transitional Small Business Disclosure Format (Check one):

                       Yes         No   X
                            ---        ---

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS


         THE FORWARD-LOOKING STATEMENTS IN THIS REPORT INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS THAT COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS INCLUDE, AMONG OTHERS: ADVERTISING RATES; THE ABILITY TO SECURE NEW SITES FOR NGN DISPLAYS; THE LOSS OF KEY EXISTING SITE AGREEMENTS; CHANGES IN THE POLITICAL AND REGULATORY CLIMATE; OUT-OF-HOME ADVERTISING INDUSTRY TRENDS; COMPETITION; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR THE FAILURE OR INABILITY TO COMPLY WITH, GOVERNMENT REGULATIONS; AND OTHER FACTORS REFERENCED IN THIS REPORT.


                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     The Company sells advertising space and provides programming through an electronic out-of-home advertising network known as NGN - Next Generation Network. The Company currently operates NGN in 18 Designated Market Areas ("DMA's") and their surrounding areas. As of December 31, 1998, the Company had NGN Displays (defined below) installed and operating in 3,630 sites. Based on the average of the daily transaction counts submitted to the Company by the site operators (the "Daily Audience"), the Company estimates that NGN presently can be viewed by approximately 4 million people daily.

     NGN is an "InLine TV" network of color video monitors ("NGN Displays") located at high traffic public locations. NGN Displays are connected by ordinary voice-grade telephone lines and controlled from a single operations center in Minneapolis, Minnesota. From its operations center, the Company transmits programming and advertising to its NGN Displays, presenting a sequence of partially animated or full motion, television-quality images.

RECENT DEVELOPMENTS

     On February 18, 1998, the Company sold 45,000 units representing $45 million principal amount of 12% Series A Senior Secured PIK Notes (the "Series A Notes") and warrants to purchase 125,240 shares of common stock (the"Warrants"). The Series A Notes mature on February 1, 2003. Interest on the Series A Notes is payable semiannually in arrears on February 1 and August 1 of each year commencing August 1, 1998. Interest on the Series A Notes is payable either in cash or in additional Series A Notes, at the option of the Company, until August 1, 2000, and thereafter is payable in cash. At the time of issuance, each Warrant entitled the holder to purchase one share of common stock at an exercise price of $0.01 per share, representing in the aggregate approximately 20% of the Common Stock on a fully diluted basis at the time of issuance. The number of shares purchasable by holders of the Warrants is subject to adjustment. The Warrants are detachable and are exercisable to February 1, 2008.


     The Series A Notes are secured by a first priority lien on substantially all assets of the Company except for certain equipment collateralizing noninterest-bearing notes included in long-term debt. The Series A Notes contain certain restrictive covenants that among other things prohibit the payment of dividends on, and the redemption of, the Company's capital stock.

     On April 2, 1998, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, relative to its Exchange Offer of Series B 12% Senior Secured PIK Notes due 2003 ("Series B Notes") for all outstanding Series A Notes. Generally, the form and terms of the Series B Notes are the same as the Series A Notes except that they do not bear legends restricting their transfer. The Registration Statement was declared effective by the Securities and Exchange Commission on July 8, 1998. All Series A Notes were exchanged for Series B Notes on August 19, 1998.

     The Company changed its name from Mentus Media Corp. to Next Generation Network, Inc. effective on August 31, 1998.

BUSINESS STRATEGY

     By utilizing technology to reduce labor costs and provide immediacy and flexibility to advertisers, NGN seeks to preserve the positive attributes while avoiding the negative attributes of traditional out-of-home advertising. Specifically, the Company seeks to achieve the high operating profit margins and recurring cash flows inherent in the industry, while reducing fixed costs and labor intensity, and avoiding zoning regulations that may impede expansion.

     The Company's objectives are to (i) increase and diversify the physical presence of NGN in the United States by building upon the Company's existing site agreements and negotiating additional site agreements and (ii) utilize NGN's flexibility as an advertising medium to sell advertisements through the Company's dedicated sales force on a local, regional and national basis. To achieve its objectives, the Company has adopted the following business strategies:

- INCREASE PHYSICAL PRESENCE OF NGN. The Company's expansion strategy is to increase the Company's geographic presence in top markets and diversify distribution venues. The Company intends to continue securing new site agreements within its existing operating DMAs as well as the DMAs targeted by the Company for expansion. The Company currently has NGN Displays in eight of the ten top DMAs and site agreements in nine of the top ten DMAs, and 41 of the top 50 DMAs. The Company's immediate geographic expansion continues to focus on the top ten DMAs, with the intention of having a presence in all of the top 25 DMAs by 2002. The Company installed 1,861 NGN Displays during 1998, and had NGN Displays installed and operating in 3,630 sites as of December 31, 1998. The Company expects that continued installations will be based on Management's evaluation of advertising sales and other factors including contractual commitments.

- INCREASE ADVERTISING REVENUEs. The Company conducts its sales efforts through a dedicated sales force within each of the DMAs in which it operates, which enables NGN to accommodate micro-targeted advertising needs of local advertisers while offering both flexibility and breadth of coverage to full-market and multi-market advertisers. By combining its local sales presence with continued expansion and diversification of distribution venues, the Company believes it will broaden the audience for NGN programming and advertising, and will appeal to an increasing pool of advertisers by providing a truly local, regional and national advertising medium.

INDUSTRY OVERVIEW

     The Company competes in the out-of-home advertising industry. Out-of-home advertising derives its name from reaching audiences out of their homes, and consists primarily of billboards, transit advertising and stadium and other signage. The Company believes that the total expenditures for the out-of-home industry in 1997 were approximately $4.0 billion, and the industry is growing at a faster rate than overall advertising expenditures. The Company believes that out-of-home advertising, which has existed for over 125 years, is a proven, resilient industry. Management believes that recent demographic and marketing trends, such as changing lifestyles and habits associated with dual career households and the high cost and audience fragmentation associated with in-home mass media, have created a favorable environment for out-of-home advertising in general and NGN specifically.

     Many traditional forms of out-of-home advertising are hampered by limitations such as less desirable demographics due to zoning, long lead times to implement advertisements, complexity of buying space nationally and high production costs. For example, billboard advertisers are subject to numerous state and local regulations restricting the permitted locations of advertisements. Zoning regulations frequently restrict the height and size of outdoor advertisements, and governmental authorities from time to time ban the use of outdoor advertisements or order their removal. NGN Displays are placed in privately-owned establishments primarily indoors and generally are not subject to the same regulatory pressures affecting the placement of other out-of-home media.

NGN SYSTEM

     NGN incorporates a sophisticated telephone based communications system that includes the NGN Displays, computers and related operating and network management software. From a central hub facility in Minneapolis, Minnesota, the Company creates programming and advertising that is transmitted to NGN Displays in multiple locations by means of standard telephone lines. NGN presents a sequence of partially animated or full motion, television-quality images that are intended to capture audience attention in busy out-of-home environments, thereby effectively delivering advertising and programming messages.

     NGN integrates industry standard computer hardware and software with proprietary software developed by the Company specifically for its out-of-home advertising application. The computer architecture of NGN is intended to make the system "scaleable" so that the network can be expanded to facilitate growth at minimal incremental cost. The Company believes that NGN is reliable, experiencing "up-time" (representing the daily average of functioning units) in excess of 99%.

NGN DISPLAY SITES

     The Company's objective is to place NGN Displays in thousands of locations throughout the United States, with target sites consisting of high traffic, public venues where people remain for several minutes, including convenience stores, fast food restaurants, office building lobbies, pharmacies, movie theater lobbies and self-serve gas pumps. The Company historically has targeted convenience stores as NGN Display sites because of the existence of numerous large regional and national chains which allow for economies of scale. Companies currently under site agreements with the Company include The Southland Corporation (7-Eleven Stores),
Cumberland Farms, Jerry's Subs, Uni-Marts and Crown Central Petroleum.

     As of December 31, 1998, the Company had NGN Displays operating in 3,630 sites. Based on the Daily Audience, the Company estimates that NGN presently can be viewed by approximately 4 million people daily. Additionally, the Company holds site agreements for approximately 4,700 additional sites. Upon completion of installation of all sites currently subject to site agreements, collectively with the Company's presently installed sites, NGN could be viewed by an estimated Daily Audience of approximately 9 million people in 41 of the top 50 DMA's in the United States.

     The Company is highly dependent on its agreement (the "Southland Contract") with The Southland Corporation ("Southland"), which as of December 31, 1998 covered 2,943 of the Company's installed NGN Displays and 2,267 of the additional sites for which the Company has agreements. The Southland Contract expires on January 1, 2004. The Southland Contract provides that NGN Displays may be installed in all Southland owned 7-Eleven's. In addition, Southland has agreed to use its reasonable best efforts to solicit franchisee participation in the program. Although there is no obligation to renew, extend or enter into a new agreement, the Southland Contract provides that Southland and the Company will negotiate in good faith to renew or extend the Southland Contract for at least 5 years. Under the Southland Contract, if Southland desires to enter into an agreement with a provider of services competitive with the Company, the Company has a right to match the competitors terms for a substantially similar product as the other provider. The Southland Contract provides that the Company will pay liquidated damages of $100,000 if certain minimum installations are not completed by December 31, 1999. Southland may terminate the Southland Contract in the event the Company materially breaches its obligations and fails to cure such breach within 30 days of receiving notice thereof or if minimum installations are not completed by June 30, 2000. Either the non-renewal of the Southland Contract or any difficulty that might arise in the Company's relationship with Southland would have a material adverse effect on the Company's business.

     Under the site agreements with site operators, the NGN Displays are installed, maintained and operated by the Company. The store owner generally receives a percentage of the advertising revenues derived by the Company from the particular site, typically at no cost to the operator (other than, in certain circumstances, the cost of the NGN Displays). This additional source of income provides the site operators with an incentive to renew the agreements at the end of their terms. The Company's agreements with site operators have varying expiration dates ranging from approximately June 2000 to December 2010. The Company is solely responsible for the installation and maintenance of its NGN Displays. Subject to certain exceptions, the site agreements generally provide that the Company shall be the exclusive provider of video-based information, entertainment and advertising services. Under the Southland Contract, the Company is required to make minimum annual payments to Southland.

     The Company has created a specialized corporate development group aimed at increasing the Company's geographic presence by identifying and negotiating with companies and organizations that would provide multiple potential new locations. The corporate development group currently consists of seven full-time professionals. The Company also intends to utilize the local knowledge of its general managers, sales managers and sales personnel to identify locations for further expansion in existing markets.

PROGRAMMING

     NGN Displays present repeating two-and-one-half minute sequences, or "loops", of advertising and programming. As currently configured, the loops consist of twelve advertising slots of approximately ten seconds each and six to eight programming slots of approximately six seconds each. Advertising slots currently consist of advertising principally for local and regional advertisers, and programming slots include information such as local and national weather, sports, news headlines and financial information, as well as Company sponsored promotional contests. For example, a Baltimore, Maryland 7-Eleven customer waiting in line to purchase merchandise may view the three day Baltimore forecast, the Baltimore Oriole's baseball score and local news headlines interspersed with advertisements for Haagen-Dazs ice cream, a Chrysler dealership and a local dentist, among other messages.

     The advertising and programming loops for each NGN Display are all created and controlled from a central hub in Minneapolis, allowing the Company to quickly and cost-effectively custom-tailor both the advertising and programming content on a regional or micro-targeted basis. By utilizing the Company's network management software, the Company customizes programming information for local markets. Attributes such as instantaneous copy changes, minimal lead times, negligible production costs and expedited electronic communications distinguish NGN from other out-of-home advertising. NGN is designed so that programming information can be provided to the Company via electronic feed from providers of such information, such as Accu-Weather, which provides weather information. Once the feed is received at the Company's facilities, it generally is processed automatically and distributed to the NGN Displays over telephone lines.

ASSEMBLY, INSTALLATION AND MAINTENANCE

     The Company has designed its NGN Displays so that their component parts are readily available from a number of suppliers. All of the NGN Displays are assembled and tested prior to installation by a third party contractor. The principal components of NGN Displays, the monitor and embedded computer, are purchased from separate third party contractors, with three-year warranties. All components for NGN Displays, including electronic and computer-related equipment, are available from a number of well-established suppliers. The Company intends to continue to rely on its contractors for the assembly of its NGN Displays for the foreseeable future. Although the Company to date has not experienced any difficulties or delays in obtaining the desired quantities of NGN Displays, there can be no assurance that assembly delays will not result in delays in obtaining the necessary quantities of NGN Displays in the future. The Company has utilized the services of its contractors for several years and has maintained a good relationship. However, the Company does not have any formal long-term agreement with such contractors.

     The Company has a contractual arrangement with an independent contractor for the nationwide installation and maintenance of most of its NGN Displays. The independent contractor has a network of offices and subcontractors throughout the United States, and has been able to adequately satisfy all of the Company's installation and maintenance needs to date. Pursuant to its agreement with the independent contractor, the Company pays a fee for each installation and a fixed monthly maintenance fee based on the number of existing NGN Display installations. The independent contractor maintains an inventory of spare parts for NGN Displays at local warehouses within the vicinity of NGN Display sites. If an NGN Display cannot be repaired on-site, it is exchanged with a new one. Since the independent contractor is an authorized repair center for the Company's computer manufacturer, if the malfunctioning component is the embedded computer, it can generally be repaired at no additional cost to the Company. The agreement with the independent contractor expires in June 1999. The Company is negotiating with the independent contractor for a renewal or extension of the existing agreement and is evaluating alternative providers. The Company believes that performance under its existing agreement has been satisfactory, and the Company does not foresee any difficulties in obtaining these services in the future.

     The Company believes it can find other outside sources to adequately satisfy its assembly, installation and maintenance needs. However, there can be no assurance that it will be able to do so in a timely manner or that such new outside sources would be able to meet the Company's requirements. Although to date the Company has not experienced any material adverse effects due to such risks, there can be no assurance that the business of the Company will not be adversely affected by such risks in the future.

ADVERTISING  SALES AND MARKETING

     The Company seeks to take advantage of its inherent flexibility of geographically targeted advertising by emphasizing sales to local advertisers, the traditional area of strength for out-of-home advertising. The Company believes that in 1997, an estimated 60-70% of all out-of-home advertising revenue (comprised principally of outdoor advertising) was derived from local advertisers. The Company conducts its advertising sales efforts through a dedicated, local sales force within each of the DMA's in which it operates NGN Displays. The local sales force is thereby able to work closely with each of the Company's advertisers to develop advertising campaigns that match specifically targeted audience segments with the advertisers' overall marketing strategies. The Company currently has local sales offices serving each market, each staffed with a general manager and generally with between 4 and 10 sales persons. The size of the sales staff depends on various factors, including the physical size of the DMA and the number of NGN locations within the DMA. In early 1997, the Company realized its first operating revenues from advertising sales in markets where the Company has a dedicated sales force.

     The Company generally attracts candidates for its general manager and sales representative positions from existing media sales personnel in the local areas, including from radio and broadcasting and cable television operators as well as from outdoor advertising and various print media companies. The Company believes that, as NGN expands, the Company will continue to attract qualified sales and sales management personnel.

     All graphic design, network management, billing and other functions are handled from the Company's main corporate headquarters in Minneapolis. Through local links to the main database and the use of modem-equipped laptop computers, the local offices can utilize the Company's sophisticated technology and dedicated technical and creative staff to support local selling efforts. The laptop computers can be linked to the Company's main database and include the Company's proprietary proposal generating software. Such software was developed by the Company to allow a sales person to customize advertising proposals instantly to accommodate the stated preferences of the advertiser. For example, a sales person can generate proposals based on a location within a specified radius, or site by site purchases. The proposals can specify cost (as well as other schedule information) and can prepare maps and location lists to show the exact NGN Display locations on which an advertisement will appear.

     While the Company believes that achieving its growth strategy requires concentration on local advertisers, the Company also intends to target national advertisers. The Company has a contract with Capital Cities/ABC as its exclusive agent for national advertising sales for NGN until March 28, 2002. To date, the Company has not recognized any sales through this agreement. The Company does not anticipate generating significant national sales through Capital Cities/ ABC, and the Company currently plans to handle national sales internally. The Company has internal sales personnel headquartered in New York to concentrate on national sales. The Company believes that with its current distribution of sites, it will be able to generate national advertising sales revenues.

     The Company charges a fixed daily rate for the advertising slots provided to advertisers on its NGN Displays. Based on traffic counts at NGN Display sites, the present cost to the Company's advertisers per thousand impressions ("CPM") is between $3 and $4. By comparison, the Company believes that radio, newspaper and television advertising has a CPM of between $7 and $20. Traditional outdoor advertising, which bases impressions on the number of vehicles which pass a site, has a CPM of between $1.60 to $3.50 depending on the size, type and location of the display surface, plus substantial production costs. While enjoying a substantial cost advantage over television, radio and print advertising, the Company believes it can compete effectively with traditional outdoor advertising because of the flexibility and efficiencies inherent in the Company's display medium and centrally controlled network.

COMPETITION

     The advertising and promotional industries are intensely competitive. The Company competes for advertising dollars directly with advertising and promotional vehicles such as broadcast and cable television, internet, radio, magazines, newspapers, billboards, direct mail marketers and others. In addition, the Company also competes with a wide variety of out-of-home advertising, including highway logo signs, advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Management believes that the out-of-home advertising industry is attracting numerous alternative media products, many of which will compete directly or indirectly with NGN. These products may be offered by companies with greater resources and with greater industry recognition than the Company. The Company is aware of other companies that place displays that look similar to NGN Displays in specific venues for commercial purposes, such as in airports and subways. Although the Company believes that these companies are not competing in the venues targeted by the Company, there can be no assurance that such companies will not commence marketing in the same venues and within the same DMA's targeted by the Company. While Management believes that NGN is favorably differentiated from other available media, in competing with existing media for advertising sales the Company encounters media that is more established and recognized by potential advertisers and advertising agencies.

PROTECTION OF TECHNOLOGY

     The Company does not have patent or registered copyright protection on any of the software technology that the Company utilizes in connection with NGN, and such technology might not be eligible for patent protection. The Company believes that significant portions of its software are entitled to copyright protection in the United States. Should the Company seek and obtain federally registered copyright protection for any of its software in the future, no assurance can be given that the copyright application would be accepted or that a capable and adequately financed competitor could not lawfully develop software that would perform the same function.

     The Company views the computer software technology that it has developed as proprietary, and attempts to protect its technology and trade secrets through the use of confidentiality and non-disclosure agreements and by other security measures. The protection offered by trade secret law and confidentiality agreements is limited in comparison to patent protection. Confidentiality and non-disclosure agreements may be difficult to enforce, and the Company's products might be subject to reverse engineering. Consequently, no assurance can be given that competitors will not be able to develop or obtain technology similar to the Company's and produce products similar to those the Company is utilizing.

     The Company has received several federal registrations of trademarks, including "NGN," and "Out of Home That's In Your Face." In addition, the Company has applied for several additional federal registrations of trademarks, including " Next Generation Network", "Proposal Machine", "Look Up and Win", and "InLine TV". While no assurance can be given that the trademarks will be issued on the pending applications, the Company is not aware that the trademarks for which federal registration is sought infringe on existing trademarks.

GOVERNMENT REGULATION

     The Company is not aware of any material legal or other regulatory restrictions which may adversely affect its business, other than those that affect businesses generally. The furnishing of in-store marketing services is subject to compliance with the Robinson-Patman Act. In general, the Robinson-Patman Act prohibits price discrimination and discriminatory promotional allowances and services between different purchasers of commodities of like grade and quality, the effect of which may be substantially to lessen competition in any line of commerce.

     The Company's use of telephone lines to transmit messages to its NGN Displays subjects the Company to regulation by the Federal Communications Commission ("FCC") as well as laws and regulations affecting the advertising industry generally. While the Company has not sought determination on the issues, the FCC may attempt to prohibit the Company from transmitting tobacco advertisements on NGN. In addition, certain state statutes restrict advertising of alcoholic beverages on NGN.

EMPLOYEES

     As of December 31, 1998 the Company had 155 employees, of which 13 were involved in engineering, purchasing, corporate development, and field operations, 26 were involve in network operations, marketing and creative service, 8 were involved in management and administration, 20 were involved in management information systems and accounting, and 88 were employed in the regional sales offices. The Company's employees are not represented by a collective bargaining agreement. Management considers relations with the Company's employees to be very good.

ITEM 2. PROPERTIES

     The Company's headquarters are located in approximately 24,200 square feet of office space in Eden Prairie, Minnesota, a suburb of Minneapolis. The Company also leases 2,150 square feet of warehouse space in Minneapolis. In addition, the Company has a regional sales office in each of New York, New York (5,779 square feet); Los Angeles, California (4,421 square feet);

Philadelphia, Pennsylvania (3,588 square feet); San Francisco, California (3,392 square feet); Boston, Massachusetts (2,362 square feet); Dallas, Texas (7,200 square feet); Washington, D.C. (2,250 square feet); Norfolk, Virginia (1,523 square feet); Baltimore, Maryland (1,680 square feet); Orlando, Florida (2,399 square feet); Fort Lauderdale, Florida (1,893 square feet); and Tampa, Florida (1,964 square feet). The Company's leases expire on various dates, ranging from April 30, 2000 to December 31, 2006, and many provide for renewal options.

ITEM 3. LEGAL PROCEEDINGS.

     Although the Company may be subject to litigation from time to time in the ordinary course of its business, it is not party to any pending legal proceedings that it believes will have a material impact on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to the holders of the Series B Notes during the three months ended December 31, 1998.

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no public trading market for the Company's common equity. The approximate number of holders of the Company's Common Stock is 33.

     The Company has not paid cash dividends on its Common Stock since inception, and does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company is restricted from paying dividends under its Indenture covering the Series B Notes, as well as under its Certificates of Designation for its 8.25% Series A Cumulative Preferred Stock ("Series A Preferred Stock"), Series B Senior Cumulative Compounding Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), and Series C Senior Cumulative Compounding Convertible Redeemable Preferred Stock ("Series C Preferred Stock").

     On February 18, 1998, the Company issued warrants to purchase 125,240 shares of Common Stock in connection with the sale of the Series A Notes. See "Business-Recent Developments".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     The Company was founded in 1990 and thereafter focused its efforts on, among other things, the development of its electronic out-of-home advertising network known as NGN (Next Generation Network) by developing and improving the NGN technology. At the same time, the Company concentrated its efforts on securing site agreements for the placement of NGN Displays as well as recruiting local sales personnel and opening local sales offices in its initially developed DMAs.

     The operating revenues of the Company presently are derived from the sale of advertising on NGN. The Company's primary operating expenses are for NGN Display operating costs and employee compensation. Advertising rates are based upon the availability of space on the network for the location targeted by the advertiser, the size and demographic makeup of the market served by the NGN Displays and the availability of alternative advertising media in the market area. Most advertising contracts are short-term. Most of the Company's annual gross revenues are generated from local advertising, and the remainder represents national advertising, both of which are primarily sold directly by the Company's own sales personnel.

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

     The following table presents the number of NGN installations in their respective DMAs as of December 31, 1998, 1997 and 1996, respectively:

                                                              December 31,
                                             ----------------------------------------------
Market:                                               1998            1997            1996
                                             ----------------------------------------------
Washington, D.C.                                       510             502             183
Dallas-Ft. Worth, TX                                   263             226              47
Tampa-Clearwater-St. Petersburg, FL                    141             136             135
Miami, FL                                               86              87              90
Orlando, FL                                            243             233             220
Baltimore, MD                                          202             208             111
Norfolk, VA                                            238             239             244
West Palm Beach, FL                                     63              63              65
Ft. Myers, FL                                           46              43              40
New York, NY                                           447               -               -
Los Angeles, CA                                        490               -               -
Philadelphia, PA                                       247               -               -
San Francisco, CA                                      197               -               -
Boston, MA                                             179              21               -
Chicago, IL                                             71               -               -
San Diego, CA                                          133               -               -
Sacramento, CA                                          62               -               -
Other                                                   12              11               4
                                             ----------------------------------------------
       Total                                         3,630           1,769           1,139
                                             ----------------------------------------------
                                             ----------------------------------------------

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31,1997

     Total revenues for the year ended December 31, 1998 were $2.6 million, an increase of $0.8 million, or 42%, compared to $1.8 million for the year ended December 31, 1997. The increase was attributable to the shift in the Company's business from owner-operator network operating fees to sales of advertising on the Company's own NGN installations and the opening of local sales offices. Three offices were opened in former owner-operator markets during the first quarter of 1998. The installation of NGN Displays was substantially completed and sales offices were opened in New York, Los Angeles, Philadelphia, San Francisco, Sacramento, and San Diego during the last six months of 1998. Advertising revenues from newly opened markets were minimal since efforts were concentrated on staff hiring and training. Advertising revenues increased to $2.6 million during 1998 compared to $1.2 million in 1997. Network operating revenues were minimal during 1998 due to the termination of owner-operator agreements as discussed above. During 1998 the Company had equipment sales and network operating revenues from site owners of $28,000 compared to $623,000 during 1997. Barter revenue, which was $257,000 during 1998 compared to $158,000 in 1997, is included in advertising revenue.

     Costs and expenses for the year ended December 31, 1998 were $17.3 million, an increase of $9.3 million, or 115%, compared to $8.0 million for the year ended December 31, 1997.

Network operating expenses increased $2.5 million, or 88%, due to the increase in both the number of NGN Display installations and the number of months in operation. Major components of network operating expenses include local telephone service, telephone long distance, depreciation, maintenance, and site agreement expense related to the NGN Displays. The increase in site agreement expense was due to the repurchase of equipment in former owner-operator markets in August 1997, and also due to additional NGN installations. Site agreement expense was recorded net of reimbursement from owner-operators so the Company expense increased when the owner-operators forfeited their territorial rights. Site agreements generally provide the site operator with a percentage of the advertising revenues derived from the NGN Display at the particular site. The Company accrues monthly site agreement expenses which are the greater of the computed amount based on a percentage of revenue or, where applicable, the appropriate portion of an annual minimum. Most network operating expenses are fixed. Accordingly, the Company expects that such expenses as a percentage of advertising revenues will decrease as the Company's advertising revenues increase. Currently, network operating expenses exceed advertising revenues due to the Company's limited operating history.

     Selling expenses in regional sales offices were $6.1 million during 1998 compared to $1.8 million for 1997. The increases resulted primarily from the addition of sales office staff (88 at December 31, 1998 compared to 32 at December 31, 1997) and costs associated with opening additional regional sales offices as noted above. General and administrative expenses were $6.0 million during 1998 compared to $3.4 million in 1997. The increases were due to the additional administrative staff in computer operations, graphic creation, marketing, and accounting that were added to support the sales offices and increased advertising volume, as well as to marketing efforts such as printing expenses related to promotional material, market research, sales promotion and public relations expenses. Research and development costs increased to $430,000 in 1998 compared to $363,000 in 1997.

     Interest expense was $6.5 million in 1998 compared to $281,000 for 1997. The increase in 1998 was due to the issuance of $45 million of 12% Senior Secured PIK Notes (the "Notes") in February 1998. Interest income increased to $1.6 million in 1998 compared to $113,000 in 1997. The increase was due to investing the unused proceeds from the Notes.

     The net loss for the year ended December 31, 1998 increased to $19.7 million, from $6.4 million in 1997, primarily as a result of the items discussed above. The Company expects to incur additional costs to install additional NGN Displays and for operating costs to expand NGN. The Company expects to incur a net loss for 1999 and expects to operate at a loss for the foreseeable future.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31,1996

     As discussed above, in 1996 the Company entered into agreements with two owner-operators for the installation of NGN Displays. Net revenues generated during 1996, the first year of network operations, were approximately $3.2 million, including $2.7 million resulting from sales of network equipment and territorial rights. The remaining $490,000 of revenues were network operating revenues received from two network owner-operators.

     Net revenues for the year ended December 31, 1997 were $1.8 million, a decrease of $1.4 million, or 43% compared to $3.2 million for the year ended December 31, 1996. The decrease was attributable to the shift in the Company's business from sales of network equipment and territorial rights to sales of advertising on the Company's own NGN installations. During 1997, the Company realized the first net advertising revenues from Company owned installations of approximately $1.2 million and had equipment sales of approximately $137,000, primarily to site owners. Although the Company does not anticipate any future equipment and territorial rights sales to owner-operators, sales of equipment to site owners may continue. Network operating revenues from owner-operators were approximately the same at $490,000 in 1996 and $485,000 in 1997 as a result of equivalent months of network operating fees from owner-operators. The owner-operators forfeited the territories and the Company repurchased the NGN equipment in 1997. The Company does not anticipate any future owner-operator network operating revenues. Barter revenue was $158,000 during 1997 and is included in advertising revenue. There was no barter revenue in 1996.

     Costs and expenses for the year ended December 31, 1997 were $8.0 million, an increase of $3.0 million, or 58%, compared to $5.1 million for the year ended December 31, 1996. Network operating expenses increased $2.4 million due to the increase in both the number of NGN Display installations and equivalent months in operation. Site lease expense accounted for $1.1 million of the increase since the first Company owned units were not installed until December, 1996. Selling expenses of $1.8 million were incurred for the first time during 1997 as the result of the addition of sales staff and the opening of seven regional sales offices and the generation of the first advertising revenues from Company owned NGN installations. General and administrative expenses increased approximately $921,000. Compensation costs increased $286,000 primarily due to additional administrative staff in computer operations, graphic creation, and accounting added to support the sales offices and increased advertising revenues. General and administrative expenses also increased due to increases in marketing costs such as printing, market research, sales promotion, and public relations ($266,000), and increases of $189,000 in professional fees due primarily to increased computer related consulting fees. The cost of network equipment sales decreased $2.2 million due to the change in scope of the Company's business as mentioned above. Research and development costs increased to $363,000 for 1997, compared to $222,000 for 1996, primarily due to the Company's efforts in the area of software development.

     Interest expense for 1997 was $49,000 higher than in 1996 due to slightly higher average levels of long term debt and capital lease obligations. Interest income increased $31,000 from 1996 to 1997 due to investing the unused proceeds from the issuance of the Company's 14.8% Series B and Series C Mandatory Redeemable Preferred Stock.

     The net loss for the year ended December 31, 1997 increased to $6.4 million, from $2.1 million in 1996, primarily as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Through December 31, 1998, the Company's primary source of liquidity has been proceeds from the sale of equity and debt securities.

     As of December 31, 1998, total cash and cash equivalents were $24.7 million compared to $2.8 million as of December 31, 1997. The increase in cash was a result of financing activities, including $40.2 million of net cash provided by the sale of units ("Units") consisting of Senior Secured PIK Notes (the "Notes") and warrants ("Warrants") after offering expenses ($42.1 million) and repayment of long term debt ($1.9 million) offset by $10.5 million of cash used in operating activities (due to the loss from operations) and $7.8 million of cash used in investing activities (primarily for capital expenditures related to the expansion of the NGN network). The Company expects that increasing sales volume will require the use of additional cash to fund increased receivable levels.

     Interest on the Notes is payable on February 1 and August 1 of each year, commencing August 1, 1998. Interest on the Notes is payable either in cash or additional Notes, at the option of the Company through August 1, 2000, and thereafter is payable in cash. Accordingly, the Company will not be required to pay cash interest payments on the Notes until the February 1, 2001 interest payment date. Additional Notes were issued in the amount of $2,441,000 for the interest payment due August 1, 1998 and in the amount of $2,841,000 for the interest payment due February 1, 1999. The Company expects to pay interest through August 1, 2000, by issuing additional Notes, which would increase the $45 million principal amount of the Notes to approximately $60.2 million.

     The Company anticipates that its $24.7 million of cash and its operating cash flow will be sufficient to finance the operating requirements of the Company and anticipated capital expenditures primarily related to the expansion of NGN through 1999. The Company's cash flow is dependent on the Company's ability to increase advertising revenues and is subject to financial, economic and other factors, some of which are beyond its control. If the Company is unable to increase revenues as anticipated or operating expenses are higher than anticipated, the Company will need to raise additional capital to satisfy its obligations. There can be no assurance that the additional funds will be available, or if available, will be available on terms acceptable to the Company. The Company believes that the current installed base of NGN Displays is large enough to attain profitable operations when advertising revenues reach desired levels.

     The Company does not believe it has any significant risk related to interest rate fluctuation since it has only fixed rate debt.

YEAR 2000

BACKGROUND, ISSUES AND STATE OF READINESS

     Year 2000 (Y2K) issues are the result of computer programs being written using two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failure or miscalculations causing disruption of operations.

     The Company's overall goal is to be Y2K ready. To accomplish this goal, the Company has been addressing the issue with respect to both its information technology (IT) and non-IT systems, as well as its business relationships with key third parties. To be ready, the Company needs to evaluate the Y2K issues and fix any problems it can so that all of its systems and relationships will be suitable for continued use into and beyond the Year 2000.

     The Company began addressing the Year 2000 issue in 1998 by establishing a Y2K team (the "Team") comprised of individuals from the following disciplines: technical support, software development, database administration, networking, and management. To deal with Y2K the Team is using a multi-step approach, including assessment, remediation and testing, and contingency planning. The Company began by assessing its major internal software systems that were susceptible to systems failure or processing errors as a result of the Y2K issue. This assessment is currently in the discovery phase. There are two discovery methods being exercised at this time: 1) A manual check and double check of all internally generated databases, scripts, and compiled applications; and 2) An automated check of commercial, shareware and freeware applications in addition to the documents generated for or by those applications.

     The remaining estimated time to complete the aforementioned project is approximately 60 days of effort, distributed across the Team. A trial run or preliminary screening of software and hardware making up 10% of the Company's systems yielded no business critical issues. The Team's Y2K efforts have also included assessment of "embedded" systems (such as building security, telephone systems and elevator systems).

     As part of the assessment phase, the Team members have also been working with vendors of business critical hardware and software to identify any Y2K compliance issues. The Team has gathered many certificates and/or statements of compliance. Physical statements are filed by vendor and by product. Electronic or online statements of compliance or references to statements of compliance are being stored in a Y2K assessment database. This activity has and will continue to include statements from business critical and non-business critical vendors. In addition, the Team has received communications from its significant third party vendors and service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. The Company cannot predict the outcome of other companies' remediation efforts and there can be no assurance that those third party vendors and service providers will complete their Y2K compliant projects in a timely manner and that failure to do so would not have an adverse impact on the Company's business.

YEAR 2000 COSTS

     The Company is actively working on its Y2K compliance plan which is scheduled to be substantially complete by June 1999. As of December 31, 1998, the Company incurred and expensed less than $10,000 on matters directly related to addressing Y2K issues and does not expect to spend more than an additional $20,000 in connection with becoming Year 2000 compliant. The remaining costs will be expensed as incurred over the next year. The cost of the project and the date on which the Company plans to complete Year 2000 assessment and modifications are based on the Team's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third parties' Year 2000 readiness and other factors.

RISK ASSESSMENT AND CONTINGENCY PLANS

     At this point in time the Company's topic of greatest concern relative to Y2K is the potential failure or partial failure of the national phone network. In event of such a failure, the Company's NGN field units would continue to run based on resident information. This type of event could affect some long-term advertising contracts. There is also some probability of the need to make refunds or to make-good any missed advertising due to missed updates or uploads that would otherwise have happened during a phone network outage. Complete or partial failure of the national phone network could have a material adverse impact on the Company's results of operations, financial condition and cash flows if it lasted for an extended period of time.

     The Company is developing a formal contingency plan so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risks. These plans are intended to mitigate both internal risks as well as potential risks with third parties, and will likely include identifying and securing alternative suppliers. The Company also intends to have its contingency plans substantially finalized by June 1999.

ITEM 7. FINANCIAL STATEMENTS.

        The financial statements follow Item 13 in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors, executive officers and significant employees of the Company are as follows:


Name                                                Age       Position
----                                                ---       --------
Gerard P. Joyce......................................47       Chairman of the Board of Directors and
                                                              President
Thomas M. Pugliese...................................36       Vice Chairman of the Board of Directors,
                                                              Chief Executive Officer and Secretary
Timothy P. Hartman...................................60       Director
Malcolm Lassman......................................61       Director
Michael J. Marocco...................................40       Director
Susan Molinari.......................................40       Director
David R. Voelker.....................................45       Director
Thomas J. Davis......................................51       Director
Alejandro Zubillaga..................................30       Director
Carol A. Lundstrom...................................47       Executive Vice President
Michael J. Kolthoff..................................46       Treasurer and Assistant Secretary
Dennis Reese.........................................46       Vice President-Sales
Thomas Mosher........................................57       Vice President-Sales


     GERARD P. JOYCE. Mr. Joyce founded the Company in 1990 and has served as the Company's Chairman of the Board of Directors since inception and as its President since December 1991. Prior to founding the Company, Mr. Joyce was Chairman and Chief Executive Officer of the Patrick Media Group, Inc. a successor to a company he formed in 1969. The Patrick Media Group, Inc. through internal growth and a series of acquisitions, became the largest out-of-home advertising company in the United States. Mr. Joyce sold his controlling interest in the Patrick Media Group, Inc. in September 1989.
Mr. Joyce is Thomas Davis' brother-in-law.

     THOMAS M. PUGLIESE. Mr. Pugliese founded the Company together with Gerard Joyce in 1990 and has served as the Company's Vice Chairman of the Board of Directors since its inception. From 1988 to 1990, Mr. Pugliese was President of Thomas More & Company, Inc., a private investment banking firm. From 1984 through 1988, Mr. Pugliese was an investment banker with Shearson, Lehman, Hutton Inc. and its predecessor form, E. F. Hutton & Company, Inc. where he held various positions in New York and London, including as American representative for the firm's international investment banking operations.

     TIMOTHY P. HARTMAN. Mr. Hartman has been a director of the Company since 1996. Mr. Hartman was employed by NationsBank Corporation from 1982 until his retirement in 1996, at which time he served as Vice Chairman and as a director as well as the Chairman of the Board of its subsidiary, NationsBank of Texas. He is currently a private investor. Mr. Hartman serves as a

Director of Sensormatic Electronics Corporation, a public company listed on the New York Stock Exchange ("NYSE"), and chairs its Finance Committee.

     MALCOLM LASSMAN. Mr. Lassman was elected as a director of the Company in 1998. Mr. Lassman is a managing partner of the Washington office of Akin, Gump, Strauss, Hauer & Feld, L.L.P., a leading international law firm, a position he has held since 1970.

     MICHAEL J. MAROCCO. Mr. Marocco has been a director of the Company since 1996. Since 1989, he has been employed with Sandler Capital Management, a communications specific capital management firm, managing approximately $1 billion invested in both public and private companies. He is a general partner with primary responsibility for private investment activities. He serves as a director for Source Media Inc., which is a public company listed on Nasdaq.

     SUSAN MOLINARI. Ms. Molinari was elected a director of the Company in 1999. Ms. Molinari is a prominent Republican political figure whose political career began with her election to the New York City Council where she served from 1986 to 1990. She served as a member of the United States House of Representatives from 1990 to 1997. She also hosted the CBS Morning Show from 1997 to 1998.

     DAVID R. VOELKER. Mr. Voelker has been a director of the Company since 1996. Since 1993, Mr. Voelker has been a partner of Frantzen/Voelker Investments, LLC, and is a private investor with interests in real estate, oil & gas, media and restaurants. From 1988 until founding Frantzen/Voelker Investments, LLC, Mr. Voelker was a partner in Johnson Rice and Company, a New Orleans, Louisiana investment brokerage firm. He is a Director of several companies including Stone Energy Corporation, which is listed on the NYSE.

     THOMAS J. DAVIS, CPA. Mr. Davis has been a director of the Company since 1996. Mr. Davis is an executive with Piaker & Lyons, P.C., a New York accounting firm where he has been employed since 1972. Mr. Davis's practice specializes in auditing, financial reporting and planning for closely held businesses in the communications and other industries. Mr. Davis is a Certified Public Accountant in the State of New York. Mr. Davis is Gerard Joyce's brother-in-law.

     ALEJANDRO ZUBILLAGA. Mr. Zubillaga was elected as a director in January 1998. He is the founder and Chairman of Veninfotel LLC, Venezuela's leading provider of cable television and other telecom services. Mr. Zubillaga is also the Chief Executive Officer of Grupo Zubillaga, a family holding company which holds interests in real estate and mining.

     CAROL A. LUNDSTROM. Ms. Lundstrom currently serves as Executive Vice President of the Company. She has been an employee of the Company since its inception in 1990. From 1989 until 1990, she was a Marketing and Administration Executive with Electric Avenue, Inc. From 1981 to 1989, she was an executive with Apache Corporation, an asset management company, and held positions including Project Manager, Manager of Investor Relations, Reporting, Systems and Accounting.

     MICHAEL J. KOLTHOFF. Mr. Kolthoff currently serves as the Company's Treasurer and Assistant Secretary. From 1993 until he joined the Company in July 1995, Mr. Kolthoff was Chief Financial Officer for ONYX Real Estate Services. From May 1985 until November 1992, he was Chief Financial Officer of Maico Hearing Instruments. Prior to that time, he was Corporate Controller for Econo-Therm Energy Systems Corporation and held various senior audit positions with Coopers & Lybrand. Mr. Kolthoff is a Certified Public Accountant in the State of Minnesota.

     DENNIS REESE. Mr. Reese currently serves as Vice President of Sales, Eastern Region. Mr. Reese has been an employee of the Company since 1996. From June 1996 to December 1996, Mr. Reese was National Sales Manager for an Evergreen Media radio station. He was a General Sales Manager with Greater Media from 1992 to 1996.

     THOMAS MOSHER. Mr. Mosher currently serves as Vice President of Sales, Western Region. He has been an employee of the Company since 1998, and previously served as General Manager of the Company's Los Angeles office. From 1993 to 1998, Mr. Mosher was President of Media Marketing Resources. Prior to that time, Mr. Mosher held the position of General Manager at numerous radio stations across the country in markets such as Los Angeles (KGIL, KMGX), Orlando (KLITE, WXXL), Detroit (WDRQ), Colorado Springs (KSPZ) and Providence (WSNE).

     The Company does not have any class of equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation for services rendered to the Company paid to the Chief Executive Officer and the Company's executive officers as to whom the total annual salary and bonus exceeded $100,000 in 1998 or 1997.

                          SUMMARY COMPENSATION TABLE


                                                                                ANNUAL COMPENSATION
                                                                       -------------------------------------------
                                                                                                       RESTRICTED
                                                                       SALARY           BONUS          STOCK AWARD
Name and Principal Position                                   YEAR     ($)              ($)            ($)
---------------------------                                   ----     ------------------------        -----------
Gerard P. Joyce...............................................1998     $251,741         $60,000
Chairman of the Board of Directors, President                 1997      251,741          60,000

Thomas M. Pugliese............................................1998      250,000          50,000           $17,710
Vice Chairman, Chief Executive Officer, Secretary.............1997      212,587

Carol A. Lundstrom............................................1998      100,000          10,000
Executive Vice President......................................1997       67,000

Dennis Reese..................................................1998      147,534          10,000
Vice President-Sales


     Non-employee directors of the Company receive a director's fee of $1500 for each Board of Directors meeting attended in person, and for each separate committee meeting attended in person.

EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with Gerard Joyce, its Chairman of the Board of Directors and President. The term of Mr. Joyce's employment agreement expires on December 31, 1999. Under the agreement, Mr. Joyce is entitled to an annual base salary of $251,741 and an annual bonus of $60,000 payable after each calendar year based on criteria to be established by agreement between Mr. Joyce, the Company and the Series B Director, currently designated as Mr. Marocco. In addition, the agreement requires the Company to provide if requested by him a life insurance policy payable to his designated beneficiary, with a death benefit of at least $1,000,000. The Company has agreed to acquire a life insurance policy with a death benefit of $10,000,000 payable to Mr. Joyce's designated beneficiary. Subject to certain exceptions, Mr. Joyce has agreed during the term of the agreement and for a period of two years thereafter not to engage in certain competitive business activities and not to solicit any employee of the Company to leave the Company's employ. Pursuant to his employment agreement, Mr. Joyce has been granted 8,831 shares of the Company's Common Stock which are subject to forfeiture if Mr. Joyce's employment with the Company is terminated by him, or by the Company for cause, prior to December 31, 2006 or the earlier happening of certain other events. Such forfeiture provisions will be removed December 31, 2006 or earlier upon the occurrence of such events, which include death, disability, a public offering of the Company's Common Stock in which such shares are registered for resale, and the merger, consolidation or sale of substantially all of the Company's assets.

     Thomas Pugliese, the Company's Vice Chairman of the Board of Directors and Chief Executive Officer, is party to a similar employment agreement with the Company, providing for a term expiring on December 31, 1999, an annual base salary of $250,000 and the grant of 4,983 shares of Common Stock, which are similarly subject to forfeiture. Under the agreement Mr. Pugliese received 230 shares of Series C Preferred Stock in 1998, subject to forfeiture provisions similar to those applicable to the grant of Common Stock. The agreement also provides for life insurance and disability benefits for Mr. Pugliese similar to those received by Mr. Joyce, and the Company has agreed to acquire a life insurance policy with a $10,000,000 death benefit payable to Mr. Pugliese's designated beneficiary.

401 (k) PLAN

     The Company maintains a retirement plan (the "401 (k) Plan") established in conformity with Section 401 (k) of the Internal Revenue Code of 1986, as amended (the "Code"), covering all of the eligible employees of the Company. Pursuant to the 401 (k) Plan, employees may elect to defer up to 15% of their current pre-tax compensation and have the amount of such deferral contributed to the 401 (k) Plan. The maximum elective deferral contribution was $10,000 in 1998, subject to adjustment for cost-of-living in subsequent years. Certain highly compensated employees may be subject to a lesser limit on their maximum elective deferral contribution. The 401 (k) Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently does not match employee contributions. The 401 (k) Plan is qualified under Section 401 of the Code so that contributions by the employees and employer, if any, to the 401 (k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401 (k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made.

STOCK OPTION PLANS AND OTHER EMPLOYEE INCENTIVE PLANS

     The Company has adopted three Stock Option Plans (the "Plans") for the purpose of advancing the interests of the Company and its stockholders by strengthening the Company's ability to attract and retain competent employees, to make service on the Board of Directors of the Company more attractive to present and prospective non-employee directors and to provide a means to encourage stock ownership and proprietary interest in the Company by officers, non-employee directors and valued employees and other individuals upon whose judgment, initiative and efforts the financial growth of the Company largely depend. The Plans are currently, and have been since their adoption, administered by the Board of Directors and the compensation committee of the Board.

     Incentive stock options ("ISOs") may be granted only to officers and key employees of the Company. Nonqualified stock options may be granted to such officers and employees as well as to agents and directors of and consultants to the Company, whether or not otherwise employees of the Company. In determining the eligibility of an individual for grants under the Plans, as well as in determining the number of shares to be optioned to any individual, the Board takes into account the position and responsibilities of the individual being considered, the nature and value to the Company of his or her service or accomplishments, his or her accomplishments, his or her present or potential contribution to the success of the Company and such other factors as the Board may deem relevant.

     Plans with respect to 12,000 of the options provide for the granting of ISOs to purchase the Company's Common Stock at not less than the fair market value on the date of the option grant and the granting of nonqualified options with any exercise price. The total number of shares with respect to which options may be granted under the Plans is 94,000. As of December 31, 1998, options for an aggregate of 5,106 shares have been granted to various individuals. To date, all options issued under the Plans have been nonqualified options. The Plans providing for the potential grant of ISOs contain certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the option will be treated as a nonqualified option. In addition, if any optionee owns more than 10% of the total voting power of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option may be granted under the Plans after January 1, 2004 with respect to 4,000 of the options and January 1, 2005 with respect to 90,000 of the options, and no option may be outstanding for more than four years thereafter.

     Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made under certain circumstances in shares of Common Stock. The Plans may be terminated at any time by the Board of Directors, which may also amend the Plans.

     In addition to the Plans, the Company intends to implement additional incentive plans which may include stock options, stock appreciation rights, profit sharing or similar type plans.

     Set forth below is information concerning options that are held by Executive Officers listed in the Summary Compensation Table:


                                                                Number of Shares of Common Stock Underlying
                                                                             Unexercised Options
                                                               ---------------------------------------------
                         Name                                  Exercisable                     Unexercisable
------------------------------------------------------------------------------------------------------------
Carol Lundstrom                                                    591                              ---
Dennis Reese                                                       200                              800


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 1998 with respect to the beneficial ownership of the outstanding shares of Common Stock by (i) any stockholder known by the Company to beneficially own more than five percent of such outstanding shares, (ii) the Company's directors and executive officers and (iii) the directors and executive officers of the Company as a group. Except as otherwise indicated, the address of each beneficial owner of five percent or more of such Common Stock is the same as the Company. Shares of Common Stock included in the table which are issuable upon conversion of shares of Preferred Stock give effect to the accrual of dividends added to the liquidation value. The Company's outstanding Preferred Stock may be converted at any time at the holder's option.


                                                                  Amount
         Name and Address of                                    Beneficially                   Ownership
         Beneficial Owner                                          Owned                       Percentage
         -------------------                                    ------------                   ----------
         Gerard P. Joyce......................................  158,899 (1)                        54.9%
         Thomas M. Pugliese...................................   70,154 (2)                        26.2
         Thomas J. Davis......................................    1,804 (3)                          *
         David Voelker........................................    9,922 (4)                         3.7
         Timothy P. Hartman...................................   18,582 (5)                         6.6
         Carol Lundstrom.......................................      591 (6)                          *
         Michael J. Marocco...................................  106,064 (7)                        28.4
         Alejandro Zubillaga..................................   15,330 (8)                         5.4
         John Strauss.........................................   17,700                             6.6
         200 Crescent Court
         Dallas, Texas 75201
         Pulitzer Publishing Company..........................   31,562 (9)                        10.6
         900 North Tucker Boulevard
         St. Louis, Missouri 64101
         Western Asset........................................   43,941 (10)                       14.2
         117 East Colorado Boulevard
         Pasadena, CA 91105
         Sun America Investments, Inc.........................   29,294 (10)                        9.9
         1 Sun America Center
         38th Floor
         Century City
         Los Angeles, CA 90067-6022
         All directors and executive officers
         as a Group  (13 persons).............................  382,746                          88.5


--------------------------
*      Less than 1%

(1) Includes 23,401 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and Series C Preferred Stock.

(2) Includes 1,098 shares of Common Stock issuable upon conversion of shares of Series A, B, and C Preferred Stock.

(3) Includes 904 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock and 200 shares issuable upon exercise of warrants.

(4) Represents shares owned by Frantzen/Voelker Investments, LLC, of which Mr. Voelker is a manager, including 1,972 shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock.

(5) Includes 15,082 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock and Series C Preferred Stock.

(6) Includes 591 shares of Common Stock issuable upon exercise of stock options.

(7) Represents shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock and Series C Preferred Stock owned by affiliates of 21st Century Communications Partners, each of which is a limited partnership of which Sandler Investment Partners, L.P. is a general partner. Mr. Marocco is a general partner of Sandler Investment Partners, L.P.

(8) Represents shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock owned be Elektra Investments A.V.V., which is controlled by Mr. Zubillaga.

(9) Represents shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock.

(10) Represents shares of Common Stock issuable upon exercise of Warrants issued in the Units Offering.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 15, 1993, Gerard P. Joyce, the Chairman of the Board of Directors and President of the Company, loaned $2,375,000 to the Company, and the Company granted to Mr. Joyce a security interest in all of the Company's assets as security for its obligation. On August 29, 1997, in consideration for the issuance of shares of Series C Preferred Stock to Mr. Joyce, the principal amount of the obligation was reduced by $500,038. In February 1998, the Company repaid such indebtedness in the amount of $1,875,462 to Mr. Joyce in full with the net proceeds of the Units offering and the security interest held by Mr. Joyce was terminated.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

                a)  Exhibits
3.1(a)        Certificate of Incorporation, filed June 7, 1990(1)
3.1(b)        Certificate of Amendment, filed October 24, 1990 (1)
3.1(c)        Certificate of Designation, filed November 13, 1990 (Preferred Stock) (1)
3.1(d)        Certificate of Correction, filed June 13, 1991 (1)
3.1(e)        Certificate of Amendment, filed June 13, 1991 (1)
3.1(f)        Certificate of Amendment, filed February 5, 1993 (1)
3.1(g)        Certificate of Amendment, filed September 25, 1996 (Series A Preferred  Stock) (1)
3.1(h)        Certificate of Designation, filed September 25, 1996 (Series A Preferred Stock) (1)
3.1(i)        Certificate of Designation, filed September 25, 1996 (Series B Preferred Stock) (1)
3.1(j)        Certificate of Correction, filed December 6, 1996 (1)
3.1(k)        Certificate of Amendment, filed January 7, 1997 (1)
3.1(l)        Certificate of Amendment, filed August 28, 1997 (1)
3.1(m)        Certificate of Designation, filed August 28, 1997 (Series C Preferred Stock) (1)
3.1(n)        Certificate of Amendment, filed August 28, 1997 (Series A Preferred Stock) (1)
3.1(o)        Certificate of Amendment, filed August 28, 1997 (Series B Preferred Stock) (1)
3.1(p)        Certificate of Correction, filed August 29, 1997 (1)
3.1(q)        Certificate of Correction, filed August 29, 1997 (Series A Preferred Stock) (1)
3.1(r)        Certificate of Correction, filed August 29, 1997 (Series B Preferred Stock) (1)
3.1(s)        Certificate of Amendment, filed February 4, 1998 (Series B Preferred Stock) (1)
3.1(t)        Certificate of Amendment, filed February 4, 1998 (Series C Preferred Stock) (1)
3.1(u)        Certificate of Amendment, filed February 18, 1998 (Series B Preferred Stock) (1)
3.1(v)        Certificate of Amendment, filed February 18, 1998 (Series C Preferred Stock) (1)
3.1(w)        Certificate of Amendment dated as of August 31, 1998 (2)
3.1(x)        Certificate of Amendment, filed December 22, 1998 (Series B Preferred Stock)
3.1(y)        Certificate of Amendment, filed December 22, 1998 (Series C Preferred Stock)
3.2(a)        By-Laws of the Company (1)
3.2(b)        Amendment to By-Laws (1)
3.2(c)        Amended and Restated By-Laws
4.1(a)        Indenture dated February 18, 1998 between the Company and the Trustee (1)
4.1(b)        Exchange and  Registration  Rights  Agreement  dated February 18, 1998 between the Company and the Initial
              Purchaser (1)
4.1(c)        Pledge Agreement dated February 18, 1998 between the Company and the Initial
              Purchaser (1)
4.1(d)        Security Agreement dated February 18, 1998 between the Company and the Initial
              Purchaser (1)
4.1(e)        Purchase Agreement dated February 18, 1998 between the Company and the Initial
              Purchaser (1)
4.1(f)        Unit Agreement dated February 18, 1998 between the Company and the Initial Purchaser
              (1)





10.1(a)       Form of Co-Investment Agreement relating to issuances of Preferred
              Stock in 1997 (1)

10.1(b)       Stock Purchase Agreement dated September 25, 1996 between the
              Company and 21st Century Communication Partners, L.P., 21st
              Century Communications T-E Partners, L.P. and 21st Century
              Communications Foreign Partners, L.P. (1)

10.1(c)       Amended and Restated Registration Rights Agreement between the
              Company and Stephen Adams (1)

10.1(d) Stock Purchase Agreement dated August 29, 1997 between the Company and 21st Century Communication Partners, L.P., 21st Century
              Communications T-E Partners, L.P. and 21st Century Communications
              Foreign Partners, L.P., and Pulitzer Publishing (1)

10.1(e)       Registration Rights Agreement dated September 25, 1996 between the
              Company, 21st Century Communication Partners, L.P., 21st Century
              Communications T-E Partners, L.P. and 21st Century Communications
              Foreign Partners, L.P., and certain holders of the Company's
              Series B Cumulative Compounding Convertible Redeemable Preferred
              Stock and certain other shareholders of the Company (1)

10.1(f)       First Amendment to Registration Rights Agreement dated August 29,
              1997 between the Company, 21st Century Communication Partners,
              L.P., 21st Century Communications T-E Partners, L.P. and 21st
              Century Communications Foreign Partners, L.P., and certain holders of the Company's Series B Cumulative Compounding Convertible
              Redeemable Preferred Stock and certain other shareholders of the Company and the Series C Stockholder (1)

10.1(g)       Second Amendment to Registration Rights Agreement entered into on
              February 18, 1998 between the Company, 21st Century Communication
              Partners, L.P., 21st Century Communications T-E Partners, L.P. and
              21st Century Communications Foreign Partners, L.P (1)

10.1(h)       Preemptive Rights Agreement dated September 25, 1996 between the
              Company, 21st Century Communication Partners, L.P., 21st Century
              Communications T-E Partners, L.P. and 21st Century Communications
              Foreign Partners, L.P. (1)

10.1(i)       First Amendment to Preemptive Rights Agreement dated August 29,
              1997 between the Company, 21st Century Communication Partners,
              L.P., 21st Century Communications T-E Partners, L.P. and 21st
              Century Communications Foreign Partners, L.P., and certain holders of the Company's Series B Cumulative Compounding Convertible
              Redeemable Preferred Stock and certain other shareholders of the Company (1)

10.1(j)       Joinder Agreement dated December 26, 1995 by and between Stephen
              Adams, Gerard P. Joyce and Thomas M. Pugliese (1)

10.1(k) Stockholder Agreement dated September 25, 1996 by and among the Company and 21st Century Communication Partners, L.P., 21st
              Century Communications T-E Partners, L.P. and 21st Century
              Communications Foreign Partners, L.P., Gerard P. Joyce and Thomas
              Pugliese. (1)

10.1(l) First Amendment to Stockholders Agreement dated August 29, 1997 between the Company and 21st Century Communication Partners, L.P.,
              21st Century Communications T-E Partners, L.P. and 21st Century
              Communications Foreign Partners, L.P., Gerard P. Joyce, Thomas
              Pugliese and Pulitzer Publishing (1)

10.1(m)       Stock Purchase Agreement dated December 26, 1995 by and between
              Stephen Adams and the Company (1)

10.1(n) Letter Agreement dated March 19, 1996 by and between Stephen Adams and the




              Company (1)

10.1(o)       Amendment for Consents and Waivers dated as of January 21, 1998 by
              21st Century Communication Partners, L.P., 21st Century
              Communications T-E Partners, L.P. and 21st Century Communications
              Foreign Partners, L.P. and Pulitzer Publishing (1)

10.1(p) Form of Registration Rights Agreement between the Company and certain holders of common stock (1)

10.1(q)       Form of Registration Rights Agreement between the Company and
              Warrant Holders for the exercise of Warrant Shares (1)

10.1(r)       Second Amendment to Stockholders Agreement between the Company and
              21st Century Communication Partners, L.P., 21st Century
              Communications T-E Partners, L.P. and 21st Century Communications
              Foreign Partners, L.P., Gerard P. Joyce, Thomas Pugliese and
              Pulitzer Publishing (1)

10.1(s)       Third Amendment to Stockholders Agreement between the Company and
              21st Century Communication Partners, L.P., 21st Century
              Communications T-E Partners, L.P. and 21st Century Communications
              Foreign Partners, L.P., Gerard P. Joyce and Thomas Pugliese

10.2(a)*      Employment Agreement dated August 1, 1990 between the Company and
              Gerard P. Joyce (1)

10.2(b)*      Amendment to Employment Agreement entered into September 25, 1996 between the Company and Gerard P. Joyce (1)

10.3(a)*      Employment Agreement dated August 1, 1990 between the Company and
              Thomas M. Pugliese (1)

10.3(b)*      Amendment to Employment Agreement entered into September 25, 1996 between the Company and Thomas M. Pugliese (1)

10.3(c)*      Second Amendment to Employment Agreement entered into August 29,
              1997 between the Company and Thomas M. Pugliese (1)

10.3(d)*      Third Amendment to Employment Agreement between the Company and
              Thomas M. Pugliese

10.4(a)**     Media Network Services Agreement by and between The Southland
              Corporation and the Company ("Southland Contract") (1)

10.4(b)**     Amendment No. 1 to Southland Contract

27.1          Financial Data Schedule




*  Management contract or compensatory plan or arrangement

** Portions of this Exhibit have been omitted and filed separately with the SEC pursuant to a request for Confidential Treatment.

(1) Such Exhibit was filed with the Company's Registration Statement on Form S-4 (File No.333-49279) and is incorporated herein by reference.
(2) Such Exhibit was filed with the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998 and is incorporated herein by reference.

                  b) Reports on Form 8-K
                  None

                         INDEX TO FINANCIAL STATEMENTS
                         NEXT GENERATION NETWORK, INC.

                                   CONTENTS


Independent Auditor's Report..........................................................................28
Balance Sheets as of December 31, 1998 and 1997.......................................................29
Statements of Operations for Year Ended December 31, 1998, 1997 and 1996..............................30
Statements of Changes in Stockholders' Deficit for the Years Ended
  December 31, 1998, 1997 and 1996....................................................................31
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.........................32
Notes to Financial Statements.........................................................................33


                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Next Generation Network, Inc.
Eden Prairie, Minnesota

     We have audited the accompanying balance sheets of Next Generation Network, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Network, Inc. as of December 31, 1998 and 1997, and the result of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 17, 1999

                         NEXT GENERATION NETWORK, INC.
                                BALANCE SHEETS


                                                                                  December 31,
                                                                          ----------------------------
                                                                               1998           1997
                                                                          ------------    ------------
ASSETS  (Note 2)
        Current Assets:
          Cash and cash equivalents                                       $ 24,710,213    $  2,789,142
          Trade accounts receivable, less allowance of $119,000
            in 1998 and $45,000 in 1997                                        468,725         382,108
          Other current assets                                                  91,159         120,886
                                                                          ------------    ------------
                   Total current assets                                     25,270,097       3,292,136
                                                                          ------------    ------------
        Equipment and Furnishings, at cost (Notes 3 and 7)
          Equipment                                                         11,792,069       4,719,812
          Office furniture and equipment                                       888,951         381,493
          Equipment under capitalized lease                                    276,546         276,546
          Leasehold improvements                                               319,764               -
                                                                          ------------    ------------
                                                                            13,277,330       5,377,851
          Less accumulated depreciation                                      2,759,624       1,387,665
                                                                          ------------    ------------
                                                                            10,517,706       3,990,186
                                                                          ------------    ------------
        Other Assets
          Deferred financing costs (net of accumulated
            amortization of $390,072 in 1998)                                2,519,597          78,603
          Noncurrent trade accounts receivable                                  89,562          51,562
          Deposits                                                              56,409          44,052
          Other                                                                      -          79,109
                                                                          ------------    ------------
                                                                             2,665,568         253,326
                                                                          ------------    ------------
                                                                          $ 38,453,371    $  7,535,648
                                                                          ------------    ------------
                                                                          ------------    ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current Liabilities:
          Current maturities of long-term debt                            $     21,439    $     48,302
          Accounts payable                                                   1,211,742         319,405
          Accrued expenses (Note 9)                                          4,516,000       1,663,453
                                                                          ------------    ------------
                   Total current liabilities                                 5,749,181       2,031,160
                                                                          ------------    ------------
        Non-current accrued site lease expense                                 207,712          92,253
                                                                          ------------    ------------
        Long-term Debt, including capital leases, less current
          maturities (Notes 2,3 and 4)                                      42,115,147       3,015,208
                                                                          ------------    ------------
        Commitments (Notes 3,4 and 5)

        Mandatory Redeemable Preferred Stock (Note 5)
          14.8% Series B, nonvoting; authorized 91,100 shares;
            issued and outstanding 91,059 shares; stated at
            liquidation value plus accrued dividends                         9,748,507       8,429,915
          14.8% Series C, nonvoting; authorized 90,000 shares;
            issued and outstanding 75,540 and 75,310 shares
            at 1998 and 1997, respectively; stated at
            liquidation value plus accrued dividends                         7,024,323       6,057,115
                                                                          ------------    ------------
                                                                            16,772,830      14,487,030
                                                                          ------------    ------------
        Stockholders' Deficit (Notes 5 and 6)
          8.25% Series A cumulative preferred stock,
            nonvoting; authorized 20,000 shares; issued and
            outstanding 6,000 shares, stated at liquidation
            value, excluding cumulative unpaid dividends
            (aggregate liquidation value of $4,732,500 and
            $4,485,000 at 1998 and 1997, respectively)                       3,000,000       3,000,000
          Common stock, $0.01 par value; authorized 1,000,000
            shares; issued and outstanding 266,268 shares                        2,663           2,663
          Additional paid-in capital                                         9,266,369       3,904,889
          Accumulated deficit                                              (38,660,531)    (18,997,555)
                                                                          ------------    ------------
                                                                           (26,391,499)    (12,090,003)
                                                                          ------------    ------------
                                                                          $ 38,453,371    $  7,535,648
                                                                          ------------    ------------
                                                                          ------------    ------------


See notes to financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF OPERATIONS

                                                                       Years ended December 31,
                                                            --------------------------------------------
                                                                 1998           1997            1996
                                                            --------------  ------------   -------------
Revenues (Note 7):

    Advertising revenues                                    $   2,609,512   $ 1,243,868    $        ---
    Less agency commissions                                       (47,851)      (39,325)            ---
                                                            --------------  ------------   -------------

    Net advertising revenues                                    2,561,661     1,204,543             ---
    Network equipment and territorial rights sales                 26,309       137,279       2,688,455
    Network operating revenues                                      1,720       485,299         489,512
                                                            --------------  ------------   -------------
          Total revenues                                        2,589,690     1,827,121       3,177,967
                                                            --------------  ------------   -------------

Costs and expenses:

    Cost of network equipment sales                                 9,996        60,893       2,213,772
    Network operating expenses                                  5,272,793     2,799,498         362,889
    Selling expenses                                            6,062,770     1,757,523             ---
    General and administrative expenses                         5,976,388     3,428,649       2,507,134
                                                            --------------  ------------   -------------
         Total costs and expenses                              17,321,947     8,046,563       5,083,795
                                                            --------------  ------------   -------------

         Operating loss                                       (14,732,257)   (6,219,442)     (1,905,828)

Non operating income (expense):

    Interest expense  (Note 2)                                 (6,494,147)     (280,806)       (231,355)
    Interest income                                             1,563,427       113,037          81,679
    Other expense                                                     ---        (1,273)            ---
                                                            --------------  ------------   ------------

         Net loss                                             (19,662,977)   (6,388,484)     (2,055,504)
Preferred stock dividends (Note 5)                              2,515,590     1,630,836         540,802
                                                            --------------  ------------   ------------

         Net loss applicable to common stockholders         $ (22,178,567)  $(8,019,320)   $ (2,596,306)
                                                            --------------  ------------   ------------
                                                            --------------  ------------   ------------

         Basic and diluted net loss per common share        $      (83.29)  $    (30.12)   $     (10.16)
                                                            --------------  ------------   ------------
                                                            --------------  ------------   ------------
Weighted average number of common shares outstanding              266,268       266,268         255,538
                                                            --------------  ------------   ------------
                                                            --------------  ------------   ------------



See notes to financial statements.

                          NEXT GENERATION NETWORK, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                    Series A
                                   Cumulative
                                 Preferred Stock          Common Stock         Additional
                               --------------------  ----------------------      Paid-In    Accumulated
                                 Shares     Amount      Shares      Amount       Capital       Deficit            Total
                               ---------  ----------  ----------  -----------   ----------  -------------   -----------
Balance, December 31,1995          6,000  $3,000,000     250,892       $2,509  $ 4,649,574  $(10,553,567)  $ (2,901,484)
Issuance of common stock
  at $71 per share (Note 5)          ---         ---       1,562           16      111,547           ---        111,563
Contribution of deferred
  Compensation to additional
  paid-in capital and
  subsequent issuance of
  common stock (Note 4)              ---         ---      13,814          138    1,063,518           ---      1,063,656
Compensation element of stock
  options granted (Note 6)           ---         ---         ---          ---       70,430           ---         70,430
Accrued dividends on
  mandatory redeemable
  preferred stock                    ---         ---         ---          ---     (293,302)          ---       (293,302)
Series B mandatory
  redeemable preferred stock
  issuance costs                     ---         ---         ---          ---     (136,847)          ---       (136,847)
Net loss                             ---         ---         ---          ---          ---    (2,055,504)    (2,055,504)
                               ---------  ----------  ----------  -----------   ----------  -------------   -----------
Balance, December 31,1996          6,000   3,000,000     266,268        2,663    5,464,920   (12,609,071)    (4,141,488)
Accrued dividends on
  mandatory redeemable
  preferred stock                    ---         ---         ---          ---   (1,383,336)          ---     (1,383,336)
Series C mandatory
  redeemable preferred stock
  issuance costs                     ---         ---         ---          ---     (155,566)          ---       (155,566)
Compensation element of stock
  options forfeited (Note 6)         ---         ---         ---          ---      (21,129)          ---        (21,129)
Net loss                             ---         ---         ---          ---                 (6,388,484)    (6,388,484)
                               ---------  ----------  ----------  -----------   ----------  -------------   -----------
Balance, December 31, 1997         6,000   3,000,000     266,268        2,663  $ 3,904,889   (18,997,555)   (12,090,003)
Accrued dividends on
  mandatory redeemable
  preferred stock                    ---         ---         ---          ---   (2,268,090)          ---     (1,664,741)
Issuance of Warrants in
  connection with PIK
  Notes (Note 2)                     ---         ---         ---          ---    7,700,000           ---      7,700,000
Compensation element of stock
  options forfeited (Note 6)         ---         ---         ---          ---      (70,430)          ---        (70,430)
Net Loss                             ---         ---         ---          ---          ---   (19,662,977)   (19,662,977)
                               ---------  ----------  ----------  -----------   ----------  -------------   -----------
Balance, December 31,1998          6,000  $3,000,000     266,268       $2,663  $ 9,266,369  $(38,660,531)  $(26,391,499)
                               ---------  ----------  ----------  -----------   ----------  -------------   -----------
                               ---------  ----------  ----------  -----------   ----------  -------------   -----------


See notes to financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                      ------------------------------------------------
                                                                          1998              1997              1996
                                                                      ------------      ------------      ------------
Operating Activities:

   Net Loss                                                         $ (19,662,977)     $ (6,388,484)     $ (2,055,504)
   Adjustments to reconcile net loss to net cash used in
        operating activities:

        Accretion of long term debt discounts                           1,255,840            88,027               ---
        Noncash interest on PIK Notes                                   4,813,050               ---               ---
        Amortization of deferred financing costs                          390,072               ---               ---
        Depreciation and amortization                                   1,371,959           713,892           211,368
        Compensation element of stock options granted (forfeited)         (70,430)          (21,129)           70,430
        Other                                                              17,710             1,896               ---
        Changes in assets and liabilities:

        Receivables                                                      (124,617)         (270,530)         (163,140)
        Other current assets                                               29,728          (120,886)              ---
        Accounts payable                                                  892,337          (198,148)          339,815
        Other accrued expenses                                            595,956         1,543,107           145,451
                                                                      ------------      ------------      ------------
        Net Cash Used In Operating Activities                         (10,491,372)       (4,652,255)       (1,451,580)
                                                                      ------------      ------------      ------------
Investing Activities:

   Purchases of equipment and furnishings                              (7,899,479)       (1,278,775)       (2,140,886)
   Deposits and other assets                                               66,752          (109,516)           (2,113)
                                                                      ------------      ------------      ------------
        Net Cash Used in Investing Activities                          (7,832,727)       (1,388,291)       (2,142,999)
                                                                      ------------      ------------      ------------
Financing Activities:

   Borrowings under bridge loans and PIK Notes                         37,300,000               ---           450,000
   Principal payments on long-term debt and capital leases             (1,923,764)          (56,149)         (174,936)
   Net proceeds from issuance of preferred stock                              ---         5,143,245         6,374,696
   Proceeds from issuance of warrants                                   7,700,000               ---               ---
   Deferred financing costs                                            (2,831,066)          (78,603)              ---
   Payment received on stock subscription receivable                          ---               ---           500,000
   Net decrease in short-term shareholder debt                                ---               ---          (126,663)
                                                                      ------------      ------------      ------------

        Net Cash Provided by Financing Activities                      40,245,170         5,008,493         7,023,097
                                                                      ------------      ------------      ------------
        Increase (decrease) in cash and cash equivalents               21,921,071        (1,032,053)        3,428,518
Cash and cash equivalents
   Beginning                                                            2,789,142         3,821,195           392,677
                                                                      ------------      ------------      ------------
   Ending                                                           $  24,710,213      $  2,789,142      $  3,821,195
                                                                      ------------      ------------      ------------
                                                                      ------------      ------------      ------------
Supplemental Cash Flow Information
   Cash payments for interest                                       $      35,243      $    192,779      $    219,479
   Non cash activities:
      Increase in mandatory redeemable preferred stock and
         decrease in paid-in capital from accrued dividends             2,268,090         1,383,336           293,302
      Accrued interest converted to long term debt (Note 2)             2,441,000               ---               ---
      Increase in long term debt resulting from interest accretion      1,255,840               ---               ---
      Reduction in paid-in capital from issuance costs on
         mandatory redeemable preferred stock                                 ---           155,566           136,847
      Equipment repurchased through issuance of notes payable                 ---           996,514               ---
      Equipment acquired under capital leases                                 ---            29,364            73,245
      Stockholder note converted to Series C mandatory
        redeemable preferred stock (Note 5)                                   ---           500,038               ---
      Bridge loan converted to Series B mandatory redeemable
         preferred stock (Note 5)                                             ---               ---           500,000
      Bridge loan converted to common stock (Note 5)                          ---               ---           111,563
      Deferred compensation contributed to capital (Note 4)                   ---               ---         1,063,656
                                                                      ------------      ------------      ------------
                                                                      ------------      ------------      ------------

See notes to financial statements.

                         NEXT GENERATION NETWORK, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS: Next Generation Network, Inc. (the Company) sells advertising space and programming through an electronic out-of-home advertising network, known as the Next Generation Network (NGN). The Company was founded in 1990 and thereafter focused its efforts, among other things, on the development of NGN by developing and improving the NGN technology. At the same time, the Company concentrated its efforts on securing site agreements for the placement of NGN Displays as well as recruiting local sales personnel and opening local sales offices in designated market areas.

     Prior to 1996 the Company was in the development stage. During 1996, the Company commenced operations and, based on agreements for the placement of its monitors with convenience store chains representing over 8,000 stores, the Company began the installation of NGN in these stores. As of December 31, 1998 the NGN displays have been installed in approximately 3600 sites in seventeen market areas, principally in major cities. The Company currently generates revenue principally through the sale of advertising on NGN and previously by selling equipment and exclusive territorial rights to NGN within certain markets (owner-operator networks). During 1997, the Company repurchased all NGN equipment from the owner-operators who, in turn, forfeited their territorial rights (see Note 7).

     CHANGE OF COMPANY NAME: During 1998 the Company amended its certificate of incorporation to change its name from Mentus Media Corp. to Next Generation Network, Inc.

     A summary of the Company's significant accounting policies follows:

     REVENUE RECOGNITION: Revenue from network equipment and territorial rights sales was recognized upon installation of the equipment in the territory. Network operating revenues, which consist of network operating fees and advertising revenue for owner-operator networks, and advertising revenues for Company networks are recognized in the period the service is provided. A full month's advertising revenue is recognized in the first month of each advertising service or contract period. Costs incurred for the production of media advertising are recognized in the initial month of the advertising service or contract period or as incurred during the advertising service period. Advertising revenues are reduced by agency commissions on the statements of operations. In addition, the Company provides allowances for uncollectible revenues receivable based on Management's periodic assessment of the need for such allowances. Such allowances charged to expense amounted to $100,640 in 1998 and $45,363 in 1997. No similar allowances were necessary in 1996.

     BARTER TRANSACTIONS: Barter transactions, which represent the exchange of NGN advertising for goods or services, are recorded at the estimated fair value of the products or services received, not to exceed the estimated fair value of the NGN advertising provided. The Company has valued all bartered advertising credits received at a substantial discount from both the outside advertising media's and the Company's standard rates. Barter revenues are recognized as barter credit on the balance sheet when NGN advertising services are rendered, and barter expense is recognized when the related products or services are received or used. Barter revenues were $257,142 during 1998 and $158,076 during 1997, of which $47,738 and $104,407 are included in other current assets on the balance sheets at December 31, 1998 and 1997, respectively. There were no barter revenues prior to 1997.

     CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers any Treasury bills, commercial paper, certificates of deposit, and money market funds with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company are charged to operations as incurred. Research and development expense was approximately $430,000, $363,000 and $222,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

     SOFTWARE DEVELOPMENT COSTS: The majority of the Company's software development costs are associated with the internal development and enhancement of the NGN technology and software. The Company's policy is to expense these costs as incurred and include them with the aforementioned research and development costs.

     DEPRECIATION: It is the policy of the Company to provide depreciation based on estimated useful lives of five to seven years for its equipment and furnishings using the straight-line method. Leasehold improvements are being amortized over the terms of the respective leases.

     ACCOUNTING FOR LONG-LIVED ASSETS: The Company began generating operating revenue with its long-lived assets in 1996 and is in the process of building up an acceptable revenue base and related cash flows. Management has and will continue, on a periodic basis, to closely evaluate its equipment to determine potential impairment by comparing its carrying value with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. To date, management has determined that no impairment of long-lived assets exits.

     DEFERRED FINANCING COSTS: In connection with the issuance of Senior Secured PIK Notes in 1998 the company incurred approximately $2,910,000 of financing costs which have been deferred and are being amortized over the five year term of the Notes using the interest method.

     BASIC AND DILUTED NET LOSS PER SHARE: Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

     Loss per share has been adjusted for undeclared, cumulative dividends on the Company's Series A cumulative preferred stock which totaled $247,500 for each of the years ended December 31, 1998, 1997, and 1996, and the dividends accrued on the Series B and C mandatory redeemable preferred stock of $2,268,090, $1,383,336, and $293,302 for the years ended December 31, 1998, 1997, and 1996, respectively. As described in Note 6, the Company has options and warrants outstanding to purchase shares of common stock, and the Series A, B, and C preferred stock is convertible into common stock. However, because the Company has incurred losses in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

     INCOME TAXES: The Company accounts for deferred taxes on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments and the methods and assumptions used in estimating their fair value: for cash and cash equivalents, the carrying amount is fair value; for trade accounts receivable and accounts payable, the carrying amounts approximate their fair values due to the short term nature of these instruments; and for the fixed rate notes payable fair value has been estimated based on discounted cash flows using interest rates being offered for similar borrowing. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. In addition, the aggregate fair values of the financial instrument would not represent the underlying value of the Company.

     SEGMENTS: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments, defined as those components of an enterprise about which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company believes that is has one operating segment, although certain separate financial information by the Company's 17 market areas is available. That is, the services being provided, the development of the services, the method in which the services are being delivered and the customers the services are being provided to, are similar.

     REPORTING COMPREHENSIVE INCOME: As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires certain items, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. For the Company, reporting comprehensive income is equivalent to reporting operating results in the statement of operations.

NOTE 2.  LONG-TERM DEBT:

     On February 18, 1998, the Company issued 45,000 units representing $45 million principal amount of 12% Series A Senior Secured PIK Notes (the "Notes") and warrants to purchase 125,240 shares of common stock
(the "Warrants"). The Notes mature on February 1, 2003. Interest on the Notes is payable semiannually in arrears on February 1 and August 1 of each year commencing August 1, 1998. Interest on the Notes is payable either in cash or in additional Notes, at the option of the Company, until August 1, 2000, and thereafter is payable in cash. At the time of issuance, each Warrant entitled the holder to purchase one share of common stock at an exercise price of $0.01 per share, representing in the aggregate approximately 20% of the common stock on a fully diluted basis at the time of issuance. The number of shares purchasable by holders of the Warrants is subject to antidilution adjustments. The Warrants are detachable and are exercisable anytime prior to February 1, 2008. For financial reporting purposes the aforementioned Notes have been recorded net of the value ascribed to the Warrants which is in effect an original issuance discount on the Notes. This discount is being amortized as additional interest expense over the five year term of the Notes using the interest method. The value ascribed to the Warrants was $7.7 million, and was recorded as additional paid in capital. The Warrant value was determined based on the total estimated potential market capitalization of the Company's common stock, on a fully diluted basis before the Warrant issuance, using an estimated per share value of $77 per share and the percentage of such value that the Warrants represent, if exercised. In August, 1998, the Company issued additional Notes in payment of $2,441,000 of accrued interest on the aforementioned Notes.

     On August 19, 1998, all Series A Senior Secured PIK Notes were exchanged for Series B 12% Senior Secured PIK Notes due 2003. Generally, the form and terms of the Series B Notes are the same as the Series A Notes except that they do not bear legends restricting their transfer.

     The Notes are secured by a first priority lien on substantially all assets of the Company except for certain equipment collateralizing noninterest-bearing notes included in long-term debt. The Notes contain certain restrictive covenants that among other things prohibit the payment of dividends on, and the redemption of, the Company's capital stock.

     A summary of long-term debt at December 31, 1998 and 1997 is as follows:


                                                                                      1998           1997
                                                                                  -----------     ----------
         12% Series B Senior Secured PIK Notes due February 2003 (net of
           $6,606,331 of unamortized discount attributed to warrants
           issued in connection with PIK Notes) (See above)                       $40,834,669            ---
         8% note payable to shareholder, repaid in 1998                                   ---     $1,875,462
         10.1% to 18.8% capital leases, due in varying monthly installments
           to August 2001, secured by equipment  (Note 3)                              55,205        103,507
         Noninterest-bearing note payable, discounted at 15%, total of
           $700,000 payable based on certain cash flows, if any, with
           balance due December 2001, secured by equipment (Note 7)                   460,260        400,226




         Noninterest-bearing note payable, discounted at 15%, total of
           $1,500,000 payable August 2003, plus 10% of certain net
           revenues, if any, secured by equipment (Note 7)                            786,452        684,315
                                                                                  -----------     ----------
                                                                                   42,136,586      3,063,510

         Less current maturities                                                       21,439         48,302
                                                                                  -----------     ----------
                                                                                  $42,115,147     $3,015,208
                                                                                  -----------     ----------
                                                                                  -----------     ----------


     The long term debt excluding capital lease obligations and assuming full accretion of related discounts is payable as follows: $700,000 in 2001 and $48,941,000 in 2003.

     Interest expense on the 8% note payable to shareholder was approximately $20,000, $176,000 and $190,000 for the years ended December 31, 1998, 1997 and 1996, respectively. This note was repaid in full on February 18, 1998, with a portion of the proceeds from the sale of Senior Secured PIK Notes (see above).

NOTE 3.  LEASE COMMITMENTS

     CAPITAL LEASES: The Company leases various equipment under capital leases. Approximate future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at December 31, 1998, were as follows:


     Years ending December 31:
               1999                                      $28,339
               2000                                       28,339
               2001                                        9,133
                                                         -------
                                                         $65,811
     Less amounts representing interest                   10,606
                                                         -------
                                                         $55,205
                                                         -------
                                                         -------


     The following is a summary of equipment under capital lease as of December 31, 1998:


     Cost                                               $276,546
     Accumulated depreciation                            180,991
                                                        --------
                                                        $ 95,555
                                                        --------
                                                        --------


     OPERATING LEASES: The Company leases its offices and warehouse facilities under noncancelable operating leases, which require various monthly payments including operating costs. The approximate future minimum lease payments under operating leases at December 31, 1998 are as follows:


     Years ending December 31:
               1999                                   $1,221,000
               2000                                    1,215,000
               2001                                      966,000
               2002                                      926,000
               2003                                      705,000
               Thereafter                              1,292,000
                                                      ----------
                                                      $6,325,000
                                                      ----------
                                                      ----------


     Rent expense amounted to approximately $623,000, $303,000, and $184,000 for the years ended December 31, 1998, 1997, and 1996 respectively. Letters of credit in the amount of approximately $200,000 are outstanding at December 31, 1998 as security for certain of these leases.

     SITE AGREEMENTS: In connection with NGN, the Company enters into site agreements that provide for revenue-sharing arrangements (based on percentage of net advertising revenues) with the operators of the sites in which its NGN displays are located. The Company accrues as monthly site agreement expense the greater of computed amount based on a percent of revenue or, where applicable, the appropriate portion of an annual minimum.

     At December 31, 1998, in connection with the aforementioned arrangements, the Company was committed to certain minimum site agreement fees of approximately $2,943,000 annually through the year 2003, based on NGN displays installed as of December 31,1998. The Company is highly dependent upon one multistore site agreement and 81 percent of the Company's NGN displays are located in sites covered by this agreement which expires on January 1, 2004, if not renewed.

     Site agreement expenses included in the statements of operations were $2,087,945, $1,120,431 and $7,917, for the years ended December 31, 1998, and
1997 and 1996 respectively.

NOTE 4.  EMPLOYMENT AGREEMENTS AND DEFERRED COMPENSATION AGREEMENT

     The Company has employment agreements with two officers of the Company. These agreements, which extend to 1999, provide for an annual base salary which is not subject to annual increases.

     The agreement with one officer, who is a major shareholder, provides for an annual base salary of $251,741 and an annual bonus of $60,000 to be paid to the officer if certain criteria are met. The agreement with the other officer provides for an annual base salary of $250,000. Also, under this agreement the officer received 230 shares (valued at $17,710) of Series C Preferred Stock in 1998.

     The Company previously had agreements with the two officers to defer a portion of their compensation under prior employment agreements. The accrued balance outstanding under these agreements at December 31, 1995, was $1,063,656. In conjunction with the 1996 Series B preferred stock transaction, the officers agreed to terminate these agreements and to contribute the accrued balance outstanding to paid-in capital of the Company, and the Company simultaneously issued 8,831 shares of restricted common stock to one officer and 4,983 shares of restricted common stock to the other officer, effectively in exchange (at $77 per share) for the deferred compensation obligations to them. The shares become unrestricted in years 2006 and 2017, respectively, or upon the occurrence of death, disability, or a qualifying public offering.

NOTE 5.  COMMON AND PREFERRED STOCK

     PREEMPTIVE RIGHTS: As of December 31, 1998, holders of 176,593 shares of Common Stock (including shares issuable upon exercise of outstanding warrants or upon conversion of

Preferred Stock), or their transferees, are entitled to certain rights permitting them to maintain their percentage common equity interest in the Company (on a fully diluted basis).

     PREFERRED STOCK: The Company's Board of Directors has authorized 500,000 shares of preferred stock for designation and issuance, of which 298,900 shares were not designated as of December 31, 1998.

     DIVIDEND RESTRICTIONS: The Company is restricted from paying dividends under its indenture covering the Series B Notes, as well as under its Series A, Series B, and Series C Preferred Stock.

     SERIES A CUMULATIVE PREFERRED STOCK: The Company's 8.25% Series A cumulative preferred stock is convertible at the option of the holder into Common Stock, at any time prior to the close of business on the tenth day prior to the date fixed for a redemption or exchange by the Company, at a conversion price of $135.27 per common share (equivalent to a conversion rate of 3.696 shares of common stock for each share of preferred stock).

     The Series A preferred stock is redeemable at the option of the Company, if not previously converted into common stock, in whole or in part, at $500 per share, plus accrued and unpaid dividends to the redemption date.

     Dividends of $247,500 for each of the years ended December 31, 1998, 1997, and 1996 were not declared nor paid. Dividends in arrears totaled $1,732,500 and $1,485,000 at December 31, 1998 and 1997, respectively. The dividends in arrears are also convertible into common stock at a conversion price of $135.27 per common share.

     SERIES B MANDATORY REDEEMABLE PREFERRED STOCK: During 1996, the Company's Board of Directors created and designated for issuance 91,100 shares of $1 par Series B Senior Cumulative Compounding Convertible Redeemable Preferred Stock. On September 25, 1996, the Company issued 91,059 shares of its Series B Preferred Stock to private investors at $77 per share. Proceeds upon the issuance of this stock, net of issuance costs of approximately $137,000, totaled approximately $6,875,000, which consisted of approximately $6,375,000 in cash and conversion of bridge loans totaling $500,000 at $77 per share.

     The Series B Preferred Stock is equal in all respective rights with the Series C Preferred Stock and senior to all other classes of capital stock with respect to dividend and liquidation rights. Dividends, which accrue at 14.8% on an initial liquidation value of $77 per share, are to be paid quarterly on March 1, June 1, September 1, and December 1. On each dividend payment date, accrued dividends, to the extent unpaid, are compounded upon the stock's liquidation value. For the years ended December 31, 1998, 1997, and 1996, dividends of $1,318,592, $1,125,070, and $293,302 respectively, have been accrued and are unpaid.

     The Series B Preferred Stock and all accrued unpaid dividends are convertible, in whole or in part, at the option of the holder into common stock at a conversion price of $77 per share (representing 126,604, 109,479, and 94,671 shares of common stock at December 31, 1998, 1997, and 1996, respectively). The stock is convertible at the option of the Company in the event of a qualifying public offering. The stock is also redeemable in whole, but not in part, at the option of the Company at a redemption price of $308 per share at any time prior to the mandatory redemption date, which is September 2003. At that time, the Company is required to redeem all outstanding shares of the Series B preferred stock at a redemption price of $77 per share, adjusted for cumulative compounded unpaid dividends.

     In addition, upon a qualifying change in ownership control or reorganization event, the majority Series B preferred stockholders may require the Company to redeem all outstanding Series B Preferred Stock at certain redemption prices.

     The Company is also required to and has reserved from its authorized but unissued shares of common stock, solely for the conversion of Series B preferred stock, the full number of shares of common stock issuable if all outstanding Series B shares were to be converted in full.

     SERIES C MANDATORY REDEEMABLE PREFERRED STOCK: During 1997, the Company's Board of Directors created and designated for issuance 90,000 shares of $1 par Series C Senior Cumulative Compounding Convertible Redeemable Preferred Stock. This preferred stock contains terms and provisions that are virtually identical to the Series B Preferred Stock except for the mandatory redemption date, which is March 2003 for Series C.

     During 1997, the Company issued 75,310 shares of Series C Preferred
Stock to private investors at $77 per share. Proceeds upon issuance of this stock, net of issuance costs of approximately $156,000 totaled approximately $5,643,000, which consisted of approximately $5,143,000 in cash and conversion of a stockholder note of $500,038. For the years ended December 31, 1998 and 1997, dividends of $949,498, and $258,266, respectively, have been accrued and are unpaid on this preferred stock.

     The Series C Preferred Stock and all accrued unpaid dividends are convertible into common stock at a conversion price of $77 (representing 91,225 and 78,664 shares of common stock at December 31, 1998 and 1997, respectively). The terms are similar to the Series B Preferred Stock.

     STOCKHOLDERS AGREEMENT: The Company is party to a stockholders agreement among certain holders of Common Stock and Series B and Series C Preferred
Stock, which requires the approval of a majority of the preferred stockholders who are party to the Agreement, for certain significant corporate transactions. In addition, the holders of preferred stock are entitled to elect up to three directors as set forth in the Series B and Series C Certificates of Designation.

     OTHER COMMON AND PREFERRED STOCK TRANSACTIONS: During 1996, bridge loans of $100,000 and accrued interest thereon of $11,563 were exchanged for 1,562 shares of common stock at a price of $71.43 per share. These bridge loans were part of a 1995 financing transaction. The number of shares of common stock into which the bridge loans were converted was based on the Company's estimate of the per share value of the common stock based on redemption prices or significant private stock sales near the conversion date.

NOTE 6.  STOCK OPTIONS AND WARRANTS

     The Company has a 1993 Stock Option Plan effective January 1, 1994, a 1994 Stock Option Plan effective December 15, 1994 and a 1998 Nonqualified Stock Option Plan effective November 20, 1998 (the Plans). The Plans permit the granting of incentive stock options and nonqualified options. A total of 4,000, 8,000, and 82,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted under the 1993, 1994, and 1998 Plans, respectively.

     Grants under the Plans are accounted for following APB Opinion No. 25 and related interpretations. Compensation cost charged to operations for stock option grants was $70,430 for the year ended December 31, 1996. During 1998 and 1997, certain compensatory options were forfeited, resulting in the reversal of $70,430 and $21,129, respectively, of compensation expense. Had compensation cost for the options been determined using the fair value method required by FASB Statement No. 123, the Company's basic and diluted net loss applicable to common stockholders and net loss per common share on a pro forma basis would have been as follows:


                                                                        Years Ended December 31
                                                        -------------------------------------------------------
                                                             1998                 1997                  1996
                                                        ------------          -----------           -----------
     Net loss applicable to common stockholders:
          As reported.................................. $(22,178,567)         $(8,019,320)          $(2,596,306)
          Pro forma....................................  (22,268,781)          (8,088,203)           (2,620,902)
     Basic and diluted net loss per common
          Share:
          As reported..................................    (83.29)               (30.12)               (10.16)
          Pro forma....................................    (83.63)               (30.38)               (10.26)


     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rate of 6.16% and 5.98% in 1997 and 1996, respectively; expected lives of 5 years; and expected volatility of 10%.

     A summary of stock option activity is as follows:


                                                 Weighted
                                                 Average
                                                  Grant                            Weighted -
                                                 Date Fair                          Average
                                                  Value          Shares          Exercise Price
                                                  -----          ------          --------------
     Outstanding at December 31, 1995              ---            3,406                1.00
          Granted                                 71.43           1,000                1.00
          Granted                                 71.43             500               90.56
          Granted                                 77.00           1,000               77.00
                                                                 ------
     Outstanding at December 31, 1996              ---            5,906               21.45
          Granted                                 77.00           1,000               77.00
          Canceled                                 ---             (300)               1.00
     Outstanding at December 31, 1997              ---            6,606               30.79
          Cancelled                                ---           (1,500)              30.85
                                                                 ------
     Outstanding at December 31, 1998                             5,106               30.77
                                                                 ------
                                                                 ------


     There were 3,506 options exercisable at December 31, 1998 at a weighted-average exercise price of $9.67.

     The following table summarizes additional information about stock options outstanding as of December 31, 1998:



                                                                 Weighted Average
                                                                     Remaining                   Number of Options
   Range of exercise             Number of Options               Contractual Lives (In             Exercisable at
         prices                     Outstanding                       Years)                    December 31, 1998
         ------                     -----------                       -----                     -----------------
           $1.00                          3,106                          5.0                         3,106
           $77.00                         2,000                          5.0                           400
                                          -----                                                      -----
                                          5,106                                                      3,506
                                          -----                                                      -----

     WARRANTS: In connection with 12.5% unsecured bridge loan financing of $775,000 in 1995, the Company issued warrants to purchase 3,100 shares of common stock at a price of $71.43 per share, exercisable any time prior to May 1, 2000. Since the exercise price approximated the estimated fair value of the common stock and since the scheduled interest over the term of the bridge loans was not significantly different than interest computed using the Company's incremental borrowing rate, no separate value was ascribed to the warrants as it was determined to be immaterial.

     In connection with the Company's issuance of Senior Secured PIK Notes the Company issued warrants to purchase 125,240 shares of its common stock at a price of $.01 per share, exercisable at any time prior to February 1, 2008 (See
Note 2). Due to antidilution provisions, these warrants allowed the holders to acquire 131,822 shares of common stock as of December 31, 1998.

NOTE 7. TERRITORIAL AGREEMENTS AND REPURCHASE OF NETWORK EQUIPMENT

     During 1996, the Company entered into territorial agreements with two separate unrelated owner-operators. Each agreement granted exclusive territorial rights to NGN within certain designated markets for a period of ten years. In the aggregate, the Company received initial payments of approximately $2,688,000 for the purchase of hardware, software, and exclusive territorial rights (approximately $366,000, applied to territorial rights), all of which was fully paid. The agreements also provided for royalties on all advertising revenue and reimbursement of certain network operating expenses. The original equipment sales and territorial rights agreement did not provide for any continuing involvement or obligations by the Company other than the aforementioned payments to the Company for royalties and costs relative to operating the network. One of the agreements also provided the grantee with the option to purchase the exclusive rights to certain additional designated NGN Network territories.

     In January 1997, the Company entered into an agreement with one of its NGN owner-operators whereby the Company repurchased equipment originally sold by the Company in 1996 in exchange for a $700,000 note payable. In addition, the owner-operator forfeited its territorial rights. This equipment repurchase was not a condition of or done in connection with the terms of the original territorial agreement and equipment sales contract. The note is noninterest-bearing and is payable annually at an amount equal to 40% of operating cash flows generated by the former owner-operator's territory with the unpaid balance of the note due December 31, 2001. The note is secured by the equipment being repurchased. The Company recorded the note and the repurchased equipment at $348,023, the present value of the note using a discount rate of 15% and no assumed payments until maturity. No periodic payments were assumed since the former owner-operator's territory was not generating positive operating cash flow at the time of the equipment repurchase and there is no assurance that such positive cash flow will be achieved and in what amount.

     In April 1997, the other owner-operator gave notice of forfeiture of its territorial rights and its option to purchase the exclusive rights to certain additional designated NGN territories, effective as of August 18, 1997. The Company subsequently entered into an agreement with the owner-operator whereby, in August 1997, the Company repurchased equipment originally sold in 1996 in exchange for $25,000 cash and a $1,500,000 note payable. This equipment repurchase was not a condition of or done in connection with the terms of the original territorial agreement and equipment sales contract. The note is noninterest-bearing and is payable in full on August 18, 2003. The note is secured by the equipment being repurchased. The Company has also agreed to pay the former owner-operator 10 percent of the net revenues generated by the forfeited Florida territory for the term of the note. The Company recorded the repurchased equipment at $25,000 plus $648,491, the present value of the note using a discount rate of 15%.

     In the aforementioned purchase transactions the entire recorded present value repurchase price approximated less than fifty percent of the original aggregate installed cost of the NGN Displays (monitor equipment). The Company believes this equipment has a five year useful life and at time of repurchase had been used an average approximately six months to one year. The Company allocated all of the repurchase price to the NGN Displays in place since it believed their fair value was significantly greater than the present value of the total repurchase price. No value was allocated to the territorial rights since they were forfeited, not repurchased and since the estimated fair value of the tangible assets repurchased more than exceeded their repurchase cost as noted above. The repurchased NGN Displays are being depreciated over their approximate remaining useful lives.

NOTE 8: INCOME TAXES

         Deferred income tax assets (liabilities) consisted of the following:


                                                                                         December 31
                                                                      --------------------------------------------------
                                                                                   1998                      1997
                                                                      ------------------------- ------------------------
Deferred tax assets:

   Net operating loss carryforwards                                                $14,523,000               $6,711,000
   Tax credit carryforwards                                                            166,000                  147,000
   Nondeductable compensation                                                          541,000                  541,000
   Allowance for uncollectible accounts and other                                       64,000                   34,000
                                                                      ------------------------- ------------------------
                                                                                    15,294,000                7,433,000
Deferred tax liabilities:
   Depreciation and amortization                                                     (118,000)                 (78,000)
                                                                                             -
                                                                      ------------------------- ------------------------
Net deferred tax                                                                   15,176,000                7,355,000
Less valuation allowance                                                          (15,176,000)              (7,355,000)
                                                                      ------------------------- ------------------------

                                                                               $ ---                     $ ---
                                                                      ------------------------- ------------------------
                                                                      ------------------------- ------------------------

     The Company had valuation allowances of $15,176,000 and $7,355,000 against its deferred tax assets to reduce those assets to amounts that management believes are appropriate at December 31, 1998 and 1997, respectively.

     The Company's income tax expense differed from the statutory federal rate as follows:


                                                                             Years ended December 31,
                                                            ------------------------------------------------------------
                                                                   1998                 1997                1996
                                                            -------------------- ------------------- -------------------
Statutory rate applied to loss before income taxes                 $(6,685,500)        $(2,172,000)          $(719,000)
State  income tax  benefit  net of federal  tax effect and
other                                                               (1,136,000)           (288,000)           (121,000)
Change in deferred tax valuation  allowance resulting from
unused NOLs                                                           7,821,000           2,460,000             840,000
                                                            -------------------- ------------------- -------------------
                                                                         $    -             $     -              $    -
                                                            -------------------- ------------------- -------------------
                                                            -------------------- ------------------- -------------------

     The Company has tax net operating loss and tax credit carryforwards which are available to reduce income taxes payable in future years. Future utilization of these loss and credit carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50 percent change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. The Company believes that the issuance of warrants during 1998 (see Note 2) resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1998 may be limited to approximately $1.3 million per year. These carryforwards and credits will expire as follows:


                                                         Operating Loss Carryforwards              Tax Credit
                         Year                                                                   Carryforwards
                                                        ------------------------------ -----------------------
                         2005                                                $627,000                  $  ---
                         2006                                               1,532,000                     ---
                         2007                                               1,536,000                     ---
                         2008                                               1,400,000                     ---
                         2009                                               1,442,000                  94,000
                         2010                                               2,165,000                  12,000
                         2011                                               1,959,000                   7,000
                         2012                                               6,364,000                  19,000
                         2018                                              19,000,000                     ---
                                                        ------------------------------ -----------------------
                                                                          $36,025,000                $142,000
                                                                          -----------                --------
                                                                          -----------                --------

NOTE 9. ACCRUED EXPENSES

       The components of accrued expenses are as follows:


                                                                                              December 31,
                                                                                  --------------------------------------
                                                                                        1998                1997
                                                                                  ------------------ -------------------
                          Site agreement fees                                            $1,807,422          $1,272,017
                          Interest                                                        2,372,050                 ---
                          Compensation                                                      207,952             119,468
                          Legal fees                                                            ---             196,217
                          Other                                                             128,576              75,751
                                                                                  ------------------ -------------------
                                                                                         $4,516,000          $1,663,453
                                                                                  ------------------ -------------------
                                                                                  ------------------ -------------------


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                  NEXT GENERATION NETWORK, INC.

Date:  March 26, 1999                             By: /s/ Thomas M. Pugliese
                                                      -------------------------
                                                      Thomas M. Pugliese
                                                      Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Name                  Capacity(ies)                                   Date
              ----                  -------------                                   ----

/s/ Gerard P. Joyce
-----------------------         President, Chairman and Director                 March 26, 1999
Gerard P. Joyce

/s/ Thomas M. Pugliese
-----------------------         Chief Executive Officer, Secretary               March 26, 1999
Thomas M. Pugliese              and Director(Principal Executive
                                Officer)
/s/ Michael J. Kolthoff
-----------------------         Treasurer and Assistant Secretary                March 26, 1999
Michael J. Kolthoff             (Principal Financial and Accounting
                                Officer)
/s/ Thomas J. Davis
-----------------------         Director                                         March 26, 1999
Thomas J. Davis

/s/ Timothy P. Hartman
-----------------------         Director                                         March 26, 1999
Timothy P. Hartman

/s/ Michael J. Marocco
-----------------------         Director                                         March 26, 1999
Michael J. Marocco

/s/ Susan Molinari
-----------------------         Director                                         March 26, 1999
Susan Molinari





/s/ Malcolm Lassman
-----------------------         Director                                         March 26, 1999
Malcolm Lassman

/s/ David Voelker
-----------------------         Director                                         March 26, 1999
David Voelker

/s/ Alejandro Zubillaga
-----------------------         Director                                         March 26, 1999
Alejandro Zubillaga
