Form 10QSB
period 1999-03-31
NEXT GENERATION NETWORK INC
filed 1999-05-17
CIK 1046442

--------------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                   ----------------------------------

                               FORM 10-QSB

                   -----------------------------------

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED                COMMISSION FILE NUMBER:
             MARCH 31, 1999                            333-49279

                        NEXT GENERATION NETWORK, INC.
      (Exact name of small business issuer as specified in its charter)

                DELAWARE                                41-1670450
      (State or other jurisdiction of                (I.R.S. employer
       incorporation or organization)               identification no.)

                    11010 PRAIRIE LAKES DRIVE, SUITE 300
                        MINNEAPOLIS, MINNESOTA 55344
                  (Address of principal executive offices)

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

                        Yes    X       No
                              ---           ---
     Number of shares of Common Stock outstanding as of May 10,1999: 2,662,680

     Transitional Small Business Disclosure Format (Check one):

                        Yes            No    X
                              ---           ---

--------------------------------------------------------------------------------

                          NEXT GENERATION NETWORK, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

Part I.   Financial Information                                                                       Page
                                                                                                      ----
          Item 1. Financial Statements.

               Balance Sheets as of December 31, 1998 and March 31, 1999 . . . . . . . . . . . . . . .   3

               Statements of Operations for the Three Months Ended March 31, 1998 and 1999 . . . . . .   4

               Statements of Stockholders' Equity for the Three Months Ended March 31,1999 . . . . . .   5

               Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1999 . . . . . .   6

               Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7-8

            Item 2. Management's Discussion and Analysis or Plan of Operations . . . . . . . . . . . .9-13

Part II.  Other Information.

            Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                     Part I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         NEXT GENERATION NETWORK, INC.
                                BALANCE SHEETS
                                  (UNAUDITED)

                                                     MARCH 31,       DECEMBER 31,
                                                       1999              1998
                                                   ------------      ------------
ASSETS
  Current Assets:
    Cash and cash equivalents                      $ 17,638,493      $ 24,710,213
    Accounts receivable, net                            551,530           468,725
    Other current assets                                 73,857            91,159
                                                   ------------      ------------

    Total current assets                             18,263,880        25,270,097
                                                   ------------      ------------

  Property and Equipment, net                        11,035,067        10,517,706
  Deferred Financing Costs                            2,396,125         2,519,597
  Other Assets                                          150,396           145,971
                                                   ------------      ------------

                                                   $ 31,845,468      $ 38,453,371
                                                   ------------      ------------
                                                   ------------      ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities:
    Current maturities of long-term debt           $     22,164      $     21,439
    Accounts payable                                    862,594         1,211,742
    Accrued expenses (Note 3)                         2,248,536         4,516,000
                                                   ------------      ------------

    Total current liabilities                         3,133,294         5,749,181
                                                   ------------      ------------

  Non-current accrued site lease expense                     --           207,712
                                                   ------------      ------------

  Long-term Debt (Note 2)                            45,336,723        42,115,147
                                                   ------------      ------------

  Mandatory Redeemable Preferred Stock
    14.8% Series B, nonvoting; authorized
      91,100 shares; issued and outstanding
      91,059 shares; stated at liquidation
      value plus accrued dividends                   10,104,261         9,748,507
    14.8% Series C, nonvoting; authorized
      90,000 shares; issued and outstanding
      75,540 shares; stated at liquidation
      value plus accrued dividends                    7,280,662         7,024,323
                                                   ------------      ------------
                                                     17,384,923        16,772,830
                                                   ------------      ------------
  Stockholders' Deficit
    8.25% Series A cumulative preferred stock,
      nonvoting; authorized 20,000 shares;
      issued and outstanding 6,000 shares; stated
      at liquidation value, excluding cumulative
      unpaid dividends                                3,000,000         3,000,000
    Common stock, $0.01 par value; authorized
      10,000,000 shares; issued and outstanding
      2,662,680 shares (Note 4)                          26,627            26,627
    Additional paid-in capital                        8,630,312         9,242,405
    Accumulated deficit                             (45,666,411)      (38,660,531)
                                                   ------------      ------------
                                                    (34,009,472)      (26,391,499)
                                                   ------------      ------------
                                                   $ 31,845,468      $ 38,453,371
                                                   ------------      ------------
                                                   ------------      ------------

See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   1999              1998
                                                -----------      -----------
Revenues:
  Advertising Revenue                           $   958,024      $   400,077
  Less agency commissions                           (24,609)          (3,124)
                                                -----------      -----------

  Net advertising revenue                           933,415          396,953
  Network equipment sales                                --           26,309
  Network operating revenue                             210              150
                                                -----------      -----------
    Total revenues                                  933,625          423,412
                                                -----------      -----------

Costs and expenses:
  Cost of network equipment sales                        --            9,996
  Network Operating Expenses                      1,853,612          844,079
  Selling Expenses                                2,228,703          956,919
  General and administrative expenses             2,119,164        1,295,653
                                                -----------      -----------
    Total Costs and Expenses                      6,201,479        3,106,647
                                                -----------      -----------

  Operating loss                                 (5,267,854)      (2,683,235)

Non operating income (expense):
  Interest expense                               (1,991,010)        (843,774)
  Interest income                                   252,984          262,713
                                                -----------      -----------

Net loss                                         (7,005,880)      (3,264,296)
Preferred stock dividends                           612,093          528,677
                                                -----------      -----------
Net loss applicable to common stockholders      $(7,617,973)     $(3,792,973)
                                                -----------      -----------
Basic and diluted net loss per common share     $     (2.86)     $     (1.42)
                                                -----------      -----------
                                                -----------      -----------

Weighted average number of common shares
  outstanding                                     2,662,680        2,662,680
                                                -----------      -----------
                                                -----------      -----------


See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                          Series A
                                         Cumulative
                                       Preferred Stock           Common Stock        Additional
                                     ---------------------   --------------------      Paid-In    Accumulated
                                     Shares      Amount       Shares       Amount      Capital       Deficit          Total
                                     -------   -----------   ----------   --------   -----------  -------------   -------------
Balance, December 31, 1998            6,000    $3,000,000    2,662,680    $26,627    $9,242,405   $(38,660,531)   $(26,391,499)
Accrued dividends on mandatory
redeemable preferred stock              ---           ---          ---        ---      (612,093)           ---        (612,093)
Net Loss                                ---           ---          ---        ---           ---     (7,005,880)     (7,005,880)
                                     -------   -----------   ----------   --------   -----------  -------------   -------------
Balance, March 31, 1999               6,000    $3,000,000    2,662,680    $26,627    $8,630,312   $(45,666,411)   $(34,009,472)
                                     -------   -----------   ----------   --------   -----------  -------------   -------------
                                     -------   -----------   ----------   --------   -----------  -------------   -------------

See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     ------------------------------
                                                                         1999               1998
                                                                     ------------      ------------
OPERATING ACTIVITIES:
     Net Loss                                                        $ (7,005,880)     $ (3,264,296)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Interest amortization and accretion on long term debt           509,154           220,926
          Non cash interest on PIK Notes                                1,474,590
          Depreciation and amortization                                   572,262           241,289
          Other                                                                --            17,710
     Changes in assets and liabilities:
          Receivables                                                     (82,805)          197,440
          Other current assets                                             17,302            23,595
          Accounts payable                                               (349,148)          673,903
          Accrued expenses                                             (1,108,766)         (430,139)
                                                                     ------------      ------------

               Net Cash Used In Operating Activities                   (5,973,291)       (2,319,572)
                                                                     ------------      ------------

INVESTING ACTIVITIES:
     Purchase of equipment and furnishings                             (1,089,623)         (597,035)
     Deposits and other assets                                             (4,425)           (8,160)
                                                                     ------------      ------------

              Net Cash Used in Investing Activities                    (1,094,048)         (605,195)
                                                                     ------------      ------------

FINANCING ACTIVITIES:
     Proceeds from long-term debt                                              --        37,300,000
     Principal payments on long-term debt and capital leases               (4,381)       (1,889,878)
     Proceeds from issuance of warrants                                        --         7,700,000
     Deferred financing costs                                                  --        (2,579,871)
                                                                     ------------      ------------

              Net Cash (Used in) Provided by Financing Activities          (4,381)       40,530,251
                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents                   (7,071,720)       37,605,484
Cash and cash equivalents
     Beginning                                                         24,710,213         2,789,142
                                                                     ------------      ------------
     Ending                                                          $ 17,638,493      $ 40,394,626
                                                                     ------------      ------------
                                                                     ------------      ------------

Supplemental Cash Flow Information
     Cash payments for interest                                      $      7,005      $     23,369
     Non cash activities:
        Increase in mandatory redeemable preferred stock and
         decrease in paid-in capital from accrued dividends               612,093           528,677
       Accrued interest converted to long term debt                     2,841,000               --
       Increase in long term debt resulting from interest accretion       385,682           178,004


See notes to condensed financial statements.

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The condensed balance sheet as of March 31, 1999, the condensed statements of operations, condensed statement of changes in stockholders' deficit, and condensed statements of cash flows for the three month periods ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended March 31, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

     Effective January 1, 1999 the Company adopted Statement of Position
(SOP) 98-1 Accounting for Costs of Computer Software Developed or Obtained for Internal Use. During the quarter ended March 31, 1999 the Company did not incur any significant amount of capitalizable internal use software costs.

Note 2.  Long Term Debt

     Long-term debt: A summary of long-term debt is as follows:

                                                                                     March 31,    December 31,
                                                                                       1999          1998
                                                                                   ---------------------------
         12% Senior Secured PIK Notes due February 2003 (net of
           $6,265,875 and $6,606,331 of unamortized discount attributed to
           warrants issued in connection with PIK Notes.)                          $44,016,125    $40,834,669
         10.1% to 18.8% capital leases, due in varying monthly installments
           to August 2001, secured by equipment.                                        50,824         55,205
         Noninterest-bearing note payable, discounted at 15%, total of
           $700,000 payable based on certain cash flows, if any, with
           balance due December 2001, secured by equipment                             477,520        460,260
         Noninterest-bearing note payable, discounted at 15%, total of
           $1,500,000 payable August 2003, plus 10% of certain net
           revenues, if any, secured by equipment                                      814,418        786,452
                                                                                   ---------------------------
                                                                                    45,358,887     42,136,586
         Less current maturities                                                        22,164         21,439
                                                                                   ---------------------------
                                                                                   $45,336,723    $42,115,147
                                                                                   ---------------------------
                                                                                   ---------------------------

     In February 1999 the Company issued additional Notes in payment of $2,841,000 of accrued interest on the aforementioned PIK Notes.

     The long term debt excluding capital lease obligations and assuming full accretion of the related discounts is payable as follows: $700,000 in 2001 and $51,782,000 in 2003.

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.  Accrued Expenses

     The components of accrued expenses are as follows:

                                               March 31,     December 31,
                                                 1999            1998
                                              ---------------------------
         Site agreement fees                  $  981,629      $1,807,422
         Interest                              1,005,640       2,372,050
         Compensation                            179,832         207,952
         Other                                    81,435         128,576
                                              --------------------------
                                              $2,248,536      $4,516,000
                                              --------------------------
                                              --------------------------

Note 4.  Events Subsequent to December 31, 1998

     The Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company to 10,000,000 shares, and split the outstanding common stock of the Company on a ten for one basis, effective April 26, 1999. The effect of the stock split has been retroactively reflected in the financial statements for all periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

THE FORWARD-LOOKING STATEMENTS IN THIS REPORT INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS THAT COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS INCLUDE, AMONG OTHERS: ADVERTISING RATES; THE ABILITY TO SECURE ADVERTISING CONTRACTS; THE ABILITY TO SECURE NEW SITES FOR NGN DISPLAYS; THE LOSS OF KEY EXISTING SITE AGREEMENTS; CHANGES IN THE POLITICAL AND REGULATORY CLIMATE; OUT-OF-HOME ADVERTISING INDUSTRY TRENDS; COMPETITION; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR THE FAILURE OR INABILITY TO COMPLY WITH, GOVERNMENT REGULATIONS; AND OTHER FACTORS REFERENCED IN THIS REPORT.

INTRODUCTION

OVERVIEW

     The Company was founded in 1990 and thereafter focused its efforts on, among other things, the development of its electronic out-of-home advertising network known as NGN - Next Generation Network by developing and improving the NGN technology. At the same time, the Company concentrated its efforts on securing site agreements for the placement of its color video monitors ("NGN Displays") as well as recruiting local sales personnel and opening local sales offices in its initially developed Designated Market Areas ("DMAs").

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

     The following table presents the number of NGN installations in their respective markets as of March 31, 1999, December 31, 1998, and March 31, 1998, respectively:


Market:                                 March 31, 1999     December 31, 1998     March 31, 1998
                                        -------------------------------------------------------
Washington, D.C.                                   507                   510                505
Dallas-Ft. Worth, TX                               280                   263                226
Tampa-Clearwater-St. Petersburg, FL                150                   141                135
Miami, FL                                           91                    86                 86
Orlando, FL                                        248                   243                238
Baltimore, MD                                      203                   202                204
Norfolk, VA                                        241                   238                237
West Palm Beach, FL                                 64                    63                 63
Ft. Myers, FL                                       51                    46                 45
New York, NY                                       633                   447                  -



Los Angeles, CA                                    490                   490                  -
Philadelphia, PA                                   269                   247                  -
San Francisco, CA                                  198                   197                  -
Boston, MA                                         177                   179                 21
Chicago, IL                                        120                    71                  -
San Diego, CA                                      134                   133                  -
Sacramento, CA                                      62                    62                  -
Other                                               16                    12                 15
                                        -------------------------------------------------------
       Total                                     3,934                 3,630              1,775
                                        -------------------------------------------------------
                                        -------------------------------------------------------

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Net revenues for the three months ended March 31, 1999 were $934,000, an increase of $511,000, or 121% compared to $423,000 for the three months ended March 31, 1998. The increase was attributable to the opening of additional local sales offices and the increase in the number of installed NGN Displays. For the three months ended March 31,1998, the Company had equipment sales and network operating revenues from site owners of $26,000. Barter revenue was $18,000 and $85,000 during the first quarter of 1999 and 1998, respectively, and is included in advertising revenue.

     Costs and expenses for the three months ended March 31, 1999 were $6.2 million, an increase of $3.1 million, or 100%, compared to $3.1 million for the three months ended March 31, 1998.

     Network operating expenses increased $1.0 million, or 120%, due primarily to the increase in the number of NGN Display installations of 2,159, or 122%. Major components of network operating expenses for the quarters ended March 31 include local and long distance telephone service ($510,000 in 1999 and $229,000 in 1998), depreciation ($466,000 in 1999 and
$199,000 in 1998), maintenance ($121,000 in 1999 and $49,000 in 1998), and site agreement expense ($756,000 in 1999 and $367,000 in 1998) related to the NGN Displays. Site agreements generally provide the site operator with a percentage of the advertising revenues derived by the Company from the NGN Display at the particular site. The Company accrues monthly site agreement expenses which are the greater of the computed amount based on a percentage of revenue, or where applicable, the appropriate portion of an annual minimum. At March 31, 1999, in connection with the aforementioned arrangements, the Company was committed to certain minimum site agreement fees of approximately $3,043,000 annually through the year 2003, based on NGN Displays installed as of March 31, 1999. On a per location basis most network operating expenses are fixed. Accordingly, the Company expects that such expenses as a percentage of advertising revenues will decrease as the Company's advertising revenues increase. The Company incurs operating expenses in connection with the NGN Displays prior to generating revenues from the Displays. Currently, network operating expenses exceed advertising revenues due to the Company's limited operating history.

     Selling expenses increased to $2.2 million during the first quarter of 1999 compared to $1.0 million during the comparable period of 1998 as the result of the addition of sales staff (86 at March 31,1999 compared to 41 at March 31, 1998) and the opening of additional regional sales offices to support the 122% increase in NGN Display installations as noted above. Employee compensation and related costs are the major component of selling expenses and amounted to $1,535,000 in the 1999 quarter and $573,000 in the comparable period in 1998. First quarter general and administrative expenses increased approximately $824,000 in 1999 compared to 1998. First quarter employee compensation and related costs, the largest component of general and administrative expense, increased to $1,189,000 in 1999 compared to $735,000 in 1998 due to the additional administrative staff in computer operations and graphic creation to support the sales offices and larger installed network, increased corporate development staff to assist in securing additional venues, and increased training costs. Other major increases were for increased rent associated with the relocation of the Company's corporate headquarters ($145,000 in 1999 and $59,000 in 1998), increases in travel costs due to the expanded business ($147,000 in 1999 and $60,000 in 1998), and additional legal, accounting, and other professional fees ($154,000 in 1999 and $79,000 in 1998). Research and development costs decreased to $72,000 in the first quarter of 1999, compared to $80,000 for the same period in 1998. There were no significant capitalizable internal use software costs in the three months ended March 31, 1999.

     Interest expense for 1999 was $1,991,000 compared to $844,000 in 1998 due to the issuance of $45.0 million of 12% Senior Secured PIK notes (the Notes) in February 1998. Interest income due to investing the unused proceeds from the Notes was $253,000 in 1999 and $263,000 in 1998.

     The net loss for the quarter ended March 31, 1999 increased to $7.0 million, from $3.3 million in the quarter ended March 31,1998, primarily as a result of the items discussed above. The Company expects to incur additional costs to install additional NGN Displays and for operating costs to expand NGN. As a result, the Company expects to incur a net loss for 1999 and expects to continue to operate at a loss for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     Through March 31, 1999, the Company's primary source of liquidity has been proceeds from the sale of equity and debt securities.

     As of March 31, 1999, total cash and cash equivalents was $17.6 million compared to $24.7 million as of December 31, 1998. The decrease in cash was a result of $6.0 million of cash used in operating activities and $1.1 million of cash used in investing activities (primarily for capital expenditures related to expansion of the NGN network including Display purchases and installation costs). The Company's increasing sales volume has and will require additional cash to fund increased receivable levels. In addition, during the quarter ended March 31, 1999 the Company paid approximately $1.8 million of accrued obligations to site operators relative to site agreements.

     The increase in cash during the first quarter of 1998 was a result of financing activities, including $40.5 million of net cash provided by the sale of 12% Senior Secured PIK Notes and warrants after offering expenses and repayment of long term debt offset by $2.3 million used in operating activities (due to the loss from operations) and $0.6 million of cash used in investing activities (primarily for capital expenditures to expand the Company's NGN network).

     Interest on the Notes is payable on February 1 and August 1 of each year, commencing August 1, 1998. Interest on the Notes is payable either in cash or additional Notes, at the option of the Company through August 1, 2000, and thereafter is payable in cash. Accordingly, the Company will not be required to make cash interest payments on the Notes until the February 1, 2001 interest payment date. Additional Notes were issued in the amount of $2,841,000 for the interest payment due February 1, 1999. The Company expects to pay interest through August 1, 2000, by issuing additional Notes, which would increase the original $45 million principal amount of the Notes to approximately $60.2 million.

     The Company anticipates that its $17.7 million of cash and operating cash flow will be sufficient to finance the operating requirements of the Company and anticipated capital expenditures through 1999. However, if advertising revenues do not increase as anticipated or operating expenses are higher than anticipated, the Company may need to raise additional capital. There can be no assurance that the additional funds will be available, or if available, will be available on terms acceptable to the Company.

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

     The remaining estimated time to complete the aforementioned project is approximately 60 man days of effort, distributed across the Team. A trial run or preliminary screening of software and hardware making up 10% of the Company's systems yielded no business critical issues. The Team's Y2K efforts have also included assessment of "embedded" systems (such as building security, telephone systems and elevator systems).

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

YEAR 2000 COSTS

     The Company is actively working on its Y2K compliance plan which is scheduled to be substantially complete by June 30, 1999. Through March 31, 1999, the Company has incurred and expensed less than $10,000 on matters directly related to addressing Y2K issues and does not expect to spend more than an additional $20,000 in connection with becoming Year 2000 compliant. The remaining costs will be expensed as incurred over the remainder of 1999. The cost of the project and the date on which the Company plans to complete Year 2000 assessment and modifications are based on the Team's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third parties' Year 2000 readiness and other factors.

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

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          a)   Exhibits

          27.1 Financial Data Schedule

          b)   Reports on Form 8-K
          None


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.


                               NEXT GENERATION NETWORK, INC.


Date: May 14, 1999             By: /s/ Thomas M. Pugliese
                                  ---------------------------------------------
                                  Thomas M. Pugliese
                                  Chief Executive Officer


Date: May 14, 1999             By: /s/ Michael J. Kolthoff
                                  ---------------------------------------------
                                  Michael J. Kolthoff
                                  Treasurer and Assistant Secretary
                                  (principal Financial and accounting officer)