Form 10QSB
period 1999-06-30
NEXT GENERATION NETWORK INC
filed 1999-08-16
CIK 1046442

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB
                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED                COMMISSION FILE NUMBER:
                 JUNE 30, 1999                                333-49279

                          NEXT GENERATION NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                             41-1670450
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

                                 Yes  X   No
                                    -----    -----

   Number of shares of Common Stock outstanding as of August 11,1999: 2,662,680

         Transitional Small Business Disclosure Format  (Check one):

                                 Yes     No    X
                                    -----    -----

-------------------------------------------------------------------------------

                          NEXT GENERATION NETWORK, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                                     Page
                                                                                                     ----
Part I.   Financial Information

           Item 1. Financial Statements.

              Balance Sheets as of December 31, 1998 and June  30, 1999 . . . . . . . . . . . . . . .  3

              Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1999. . .  4

              Statements of Stockholders' Equity for the Six Months Ended  June 30,1999 . . . . . . .  5

              Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1999  . . . . . . .  6

              Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7-8

         Item 2.  Management's Discussion and Analysis or Plan of Operations . . . . .  . . . . . . .  9-13


Part II.  Other Information.

         Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

         Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . 14


                                     Part I
                              FINANCIAL INFORMATION

ITEM    1.    FINANCIAL STATEMENTS

                          NEXT GENERATION NETWORK, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  JUNE 30,       DECEMBER 31,
                                                                                   1999             1998
                                                                              --------------   --------------
ASSETS
              Current Assets:
                       Cash and cash equivalents                              $  12,419,799    $  24,710,213
                       Accounts receivable, net                                     824,262          468,725
                       Other current assets                                          62,885           91,159
                                                                              -------------    -------------
                       Total current assets                                      13,306,946       25,270,097
                                                                              -------------    -------------
              Property and Equipment, net                                        11,580,264       10,517,706
              Deferred Financing Costs                                            2,269,417        2,519,597
              Other Assets                                                          142,671          145,971
                                                                              -------------    -------------
                                                                              $  27,299,298    $  38,453,371
                                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
              Current Liabilities:
                       Current maturities of long-term debt                   $      23,126    $      21,439
                       Accounts payable                                             891,714        1,211,742
                       Accrued expenses (Note 3)                                  4,505,582        4,516,000
                                                                              -------------    -------------
                       Total current liabilities                                  5,420,422        5,749,181
                                                                              -------------    -------------
              Non-current accrued site lease expense                                -                207,712
                                                                              -------------    -------------
              Long-term Debt (Note 2)                                            45,723,024       42,115,147
                                                                              -------------    -------------
              Mandatory Redeemable Preferred Stock
                  14.8% Series B, nonvoting; authorized 91,100 shares;
                            issued and outstanding 91,059 shares; stated at
                            liquidation value plus accrued
                            dividends                                            10,476,994        9,748,507
                  14.8% Series C, nonvoting; authorized 90,000 shares;
                            issued and outstanding 75,540 shares; stated at
                            liquidation value plus accrued dividends              7,549,754        7,024,323
                                                                              -------------    -------------
                                                                                 18,026,748       16,772,830
                                                                              -------------    -------------
              Stockholders' Deficit
                         8.25% Series A cumulative preferred stock,
                            nonvoting; authorized 20,000 shares; issued and
                           outstanding 6,000 shares, stated at liquidation
                           value, excluding cumulative unpaid dividends           3,000,000        3,000,000
                 Common stock, $0.01 par value; authorized 10,000,000
                           shares; issued and outstanding 2,662,680 shares
                          (Note 4)                                                   26,627           26,627
                 Additional paid-in capital                                       7,951,511        9,242,405
                 Accumulated deficit                                            (52,849,034)     (38,660,531)
                                                                              -------------    -------------
                                                                                (41,870,896)     (26,391,499)
                                                                              -------------    -------------
                                                                              $  27,299,298    $  38,453,371
                                                                              =============    =============


See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              ---------------------------  ----------------------------
                                                  1999           1998           1999           1998
                                              ------------   ------------  -------------   ------------
Revenues:
       Advertising Revenue                   $  1,152,259   $    483,291   $  2,110,283    $   883,368
       Less agency commissions                    (34,817)        (8,042)       (59,426)       (11,166)
                                             -------------  ------------- --------------  -------------
       Net advertising revenue                  1,117,442        475,249      2,050,857        872,202
       Network equipment sales                        ---            ---            ---         26,309
       Network operating revenue                      210          1,290            420          1,440
                                             -------------  ------------- --------------  -------------
                                                1,117,652        476,539      2,051,277        899,951
                                             -------------  ------------- --------------  -------------
Costs and expenses:
       Cost of network equipment sales                ---            ---            ---          9,996
       Network Operating Expenses               2,116,008      1,013,334      3,969,620      1,857,412
       Selling Expenses                         2,202,292      1,109,510      4,430,995      2,066,430
       General and administrative expenses      2,118,891      1,366,353      4,238,055      2,662,006
                                             -------------  ------------- --------------  -------------
                                                6,437,191      3,489,197     12,638,670      6,595,844
                                             -------------  ------------- --------------  -------------

       Operating loss                          (5,319,539)    (3,012,658)   (10,587,393)    (5,695,893)

Non operating income (expense):
       Interest expense                        (2,030,386)    (1,814,689)    (4,021,395)    (2,658,463)
       Interest income                            175,754        488,033        428,738        750,746
       Other expense                               (8,453)            ---        (8,453)            ---
                                             -------------  ------------- --------------  -------------
Net loss                                       (7,182,624)    (4,339,314)   (14,188,503)    (7,603,610)
Preferred stock dividends                         765,575        678,319      1,377,668      1,206,996
                                             -------------  ------------- --------------  -------------
Net loss applicable to common
stockholders                                 $ (7,948,199)  $ (5,017,633) $ (15,566,171)  $ (8,810,606)
                                             -------------  ------------- --------------  -------------
Basic and diluted net loss per common share  $      (2.99)  $      (1.88) $       (5.85)  $      (3.31)
                                             -------------  ------------- --------------  -------------
Weighted average number of common shares
outstanding                                     2,662,680      2,662,680      2,662,680      2,662,680
                                             =============  ============= ==============  =============


See notes to condensed  financial statements.

                          NEXT GENERATION NETWORK, INC.
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                          Series A
                                         Cumulative
                                       Preferred Stock             Common Stock         Additional
                                   ------------------------    ----------------------     Paid-In    Accumulated
                                     Shares        Amount        Shares      Amount       Capital      Deficit           Total
                                   -----------   ----------    ----------  ----------   ----------   ------------    -------------
Balance, December 31, 1998              6,000    $3,000,000     2,662,680    $26,627    $9,242,405   $(38,660,531)   $(26,391,499)
Accrued dividends on
mandatory redeemable
preferred stock                           ---          ---           ---         ---    (1,253,918)           ---      (1,253,918)
Compensation element of
stock options forfeited                   ---          ---           ---         ---       (36,976)           ---         (36,976)
Net Loss                                  ---          ---           ---         ---           ---    (14,188,503)    (14,188,503)
                                   -----------   ----------    ----------  ---------    ----------   -------------   -------------
Balance, June 30, 1999                  6,000    $3,000,000     2,662,680    $26,627    $7,951,511   $(52,849,034)   $(41,870,896)
                                   ===========   ==========    ==========  ==========   ==========   =============   =============


See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                   --------------------------------
                                                                                       1999               1998
                                                                                   --------------     -------------
OPERATING ACTIVITIES:
       Net Loss                                                                    $ (14,188,503)     $ (7,603,610)
       Adjustments to reconcile net loss to net cash used in
                   operating activities:
                   Interest amortization and accretion on long term debt               1,029,058           683,854
                   Non cash interest on PIK Notes                                      2,983,050         1,948,303
                   Depreciation and amortization                                       1,206,827           495,073
                   Compensation element of stock options (forfeited)                     (36,976)              ---
                   Other                                                                   8,453            17,710
       Changes in assets and liabilities:
                   Receivables                                                          (355,537)          111,623
                   Other current assets                                                   28,274            43,392
                   Accounts payable                                                     (320,028)        1,507,073
                   Accrued expenses                                                     (360,180)         (784,206)
                                                                                   --------------     -------------
                                Net Cash Used In Operating Activities                (10,005,562)       (3,580,788)
                                                                                   --------------     -------------
INVESTING ACTIVITIES:
       Purchase of equipment and furnishings                                          (2,283,043)       (4,535,936)
       Proceeds from sale of fixed assets                                                  5,207               ---
       Deposits and other assets                                                           3,299           (11,297)
                                                                                   --------------     -------------
                   Net Cash Used in Investing Activities                              (2,274,537)       (4,547,233)
                                                                                   --------------     -------------
FINANCING ACTIVITIES:

       Proceeds from long-term debt                                                          ---        37,300,000
       Principal payments on long-term debt and capital leases                           (10,315)       (1,903,704)
       Proceeds from issuance of warrants                                                    ---         7,700,000
       Deferred financing costs                                                              ---        (2,593,834)
                                                                                   --------------     -------------
                   Net Cash (Used in) Provided by Financing Activities                   (10,315)       40,502,462
                                                                                   --------------     -------------
Net increase (decrease) in cash and cash equivalents                                 (12,290,414)       32,374,441
Cash and cash equivalents
       Beginning                                                                      24,710,213         2,789,142
                                                                                   --------------     -------------
       Ending                                                                      $  12,419,799      $ 35,163,583
                                                                                   ==============     =============
Supplemental Cash Flow Information
       Cash payments for interest                                                  $       9,288      $     26,358
       Non cash activities:
          Increase in mandatory redeemable preferred stock and
           decrease in paid-in capital from accrued dividends                          1,253,918         1,083,246
         Accrued interest converted to long term debt                                  2,841,000               ---
         Increase in long term debt resulting from interest                              778,878           529,357
           accretion


See notes to condensed financial statements.

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation

     The condensed balance sheet as of June 30, 1999, the condensed statements of operations for the three and six month periods ended June 30, 1999 and 1998, the condensed statement of changes in stockholders' deficit for the six months ended June 30, 1999, and the condensed statement of cash flows for the six month periods ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended June 30, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year.

      Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

     Effective January 1, 1999 the Company adopted Statement of Position (SOP) 98-1 Accounting for Costs of Computer Software Developed or Obtained for Internal Use. During the three and six month periods ended June 30, 1999 the Company did not incur any significant amount of capitalizable internal use software costs.


Note 2. Long Term Debt

       A summary of long-term debt is as follows:


                                                                                           JUNE 30,       DECEMBER 31,
                                                                                             1999             1998
                                                                                       ----------------------------------
         12% Senior Secured PIK Notes due February 2003 (net of $5,917,905
            and $6,606,331 of unamortized discount attributed to warrants
            issued in connection with PIK Notes.)                                           $44,364,095      $40,834,669
         12.1% to 18.8% capital leases, due in varying monthly installments
            to August 2001, secured by equipment.                                                44,890           55,205
         Noninterest-bearing note payable, discounted at 15%, total of
            $700,000 payable based on certain cash flows, if any, with
            balance due December 2001, secured by equipment                                     494,780          460,260
         Noninterest-bearing note payable, discounted at 15%, total of
            $1,500,000 payable August 2003, plus 10% of certain net
            revenues, if any, secured by equipment                                              842,385          786,452
                                                                                       ----------------------------------
                                                                                             45,746,150       42,136,586
         Less current maturities                                                                 23,126           21,439
                                                                                       ----------------------------------
                                                                                            $45,723,024      $42,115,147
                                                                                       ==================================


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

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

Note 3. Accrued Expenses

       The components of accrued expenses are as follows:


                                                     June 30,        December 31,
                                                       1999              1998
                                                 ------------------------------------
          Site agreement fees                          $1,684,399         $1,807,422
          Interest                                      2,514,100          2,372,050
          Compensation                                    223,903            207,952
          Other                                            83,180            128,576
                                                 ------------------------------------
                                                       $4,505,582         $4,516,000
                                                 ====================================



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     The forward-looking statements in this report involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: advertising rates; the ability to secure advertising contracts; the ability to secure new sites for NGN Displays; the loss of key existing site agreements; changes in the political and regulatory climate; out-of-home advertising industry trends; competition; changes in business strategy or development plans; the ability to obtain additional financing; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report.

OVERVIEW

     The Company sells advertising space and provides programming through an electronic out-of-home advertising network known as NGN - Next Generation Network. The network is comprised of color video monitors ("NGN Displays") located in high traffic public locations. From a central hub facility in Minneapolis, Minnesota, the Company creates programming and advertising that is transmitted to the NGN Displays by means of standard telephone lines.

     The operating revenues of the Company are primarily derived from the sale of advertising on NGN. The Company's primary operating expenses are for NGN Display operating costs and employee compensation. Advertising rates are based upon the availability of space on the network for the location targeted by the advertiser, the size and demographic makeup of the market served by the NGN Displays and the availability of alternative advertising media in the market area. Most advertising contracts are short-term. Most of the Company's annual gross revenues are generated from local advertising, and the remainder represent national advertising, both of which primarily are sold directly by the Company's own sales personnel.

     The Company has continued in its efforts to secure site agreements for the placement of NGN Displays. The number of NGN installations was as follows as of the dates indicated:

December 31, 1997                                               1,769
March 31, 1998                                                  1,775
June 30, 1998                                                   2,428
December 31, 1998                                               3,630
March 31, 1999                                                  3,934
June 30, 1999                                                   4,254


RESULTS OF OPERATIONS


     Net revenues were $1.1 million for the second quarter of 1999 compared to $477,000 for the same quarter of 1998 and were $2.1 million for the six months ended June 30, 1999 compared to $900,000 for the same period of 1998. The increase was attributable to an increase in advertising revenue resulting from the opening of additional local sales offices and the increase in the number of installed NGN Displays. For the six months ended June 30, 1998, the revenues included equipment sales and network operating revenues from site owners of $28,000. Barter revenue was $17,000 during the second quarter of 1999 compared to $67,000 for the same quarter on 1998 and was $36,000 for the first six months of 1999 compared to $152,000 for the same period in 1998, and is included in advertising revenue.

     Costs and expenses were $6.4 million for the second quarter of 1999 compared to $3.5 million for the same quarter of 1998 and were $12.6 million for the first six months of 1999 compared to $6.6 million for the same period of 1998. The following paragraphs describe the changes in the major components of costs and expenses.

     Network operating expenses increased $1.1 million, or 109%, and $2.1 million, or 114% during the three and six month periods ended June 30, 1999, respectively, from the comparable periods in 1998. The increases were due primarily to the increase in the average number of installed NGN Displays during the periods which increased 95% and 88% during the three and six month periods ended June 30, 1999 compared to the average installations during the comparable 1998 periods. Major components of network operating expenses for the respective periods are:


                                                   3 months ended       3 months ended       6 months ended        6 months ended
                                                    June 30, 1999        June 30, 1998        June 30, 1999         June 30, 1998
                                              -------------------  -------------------  -------------------  --------------------
Local and long distance telephone service                 $565,597             $379,289           $1,075,508             $608,357
Depreciation                                               514,490              201,683              980,669              401,161
Maintenance                                                193,494               45,819              314,751               94,618
Site agreement expense related to the NGN
Displays                                                   842,427              386,543            1,597,694               753,276


     Site agreements generally provide the site operator with a percentage of the advertising revenues derived by the Company from the NGN Display at the particular site. The Company accrues monthly site agreement expenses which are the greater of the computed amount based on a percentage of revenue, or where applicable, the appropriate portion of an annual minimum. At June 30, 1999, in connection with the aforementioned arrangements, the Company was committed to certain minimum site agreement fees of approximately $3.1 million annually through the year 2003, based on NGN Displays installed as of June 30, 1999. On a per location basis most network operating expenses are fixed. Accordingly, the Company expects that such expenses as a percentage of advertising revenues will decrease as the Company's advertising revenues increase. The Company incurs operating expenses in connection with the NGN Displays prior to generating revenues from the Displays. Currently, network operating expenses exceed advertising revenues due to the Company's limited operating history.

     Selling expenses were $2.2 million for the second quarter of 1999 compared to $1.1 million during the comparable period of 1998 and were $4.4 million for the first six months of 1999 compared to $2.1 million for the same period in 1998. The increases in each period were the result of the addition of sales office staff (average 1999 headcount of 84 compared to 1998 average of 45), increased commissions due to increased sales, and the opening of seven additional regional sales offices between June 1998 and June 1999 to support the increase in NGN Display installations as noted above. Employee compensation and related costs are the major component of selling expenses and amounted to $1.4 million in the second quarter of 1999 compared to $724,000 in the comparable period in 1998 and $3.0 million for the first six months of 1999 compared to $1.3 million for the same period in 1998. Through the end of 1999, the Company expects that any significant increases in selling expenses would be due primarily to increased commissions.

     General and administrative expenses were $2.1 million during the second quarter of 1999 compared to $1.4 million in the comparable period in 1998 and were $4.2 million for the first six months of 1999 compared to $2.7 million for the comparable 1998 period. Employee compensation and related costs, the largest component of general and administrative expense, increased to $1,136,000 and $2,325,000 in the three and six months ended June 30, 1999 compared to $703,000 and $1,437,000 in the comparable 1998 periods. The increases were due to the additional administrative staff in computer operations and graphic creation to support the sales offices and larger installed network, increased corporate development staff to assist in securing additional venues, and increased training costs. Other major increases were for increased rent associated with the relocation of the Company's corporate headquarters ($145,000 and $290,000 in 1999 compared to $55,000 and $113,000 in the comparable three and six month 1998 periods), increases in travel costs due to the expanded business ($209,000 and $356,000 in 1999 compared to $94,000 and $154,000 in the comparable three and six month 1998 periods), and additional legal, accounting, and other professional fees ($169,000 and $308,000 in 1999 compared to $50,000 and $104,000 in the comparable three and six month 1998 periods). Research and development costs were $71,000 and $143,000 in the three and six months ended June 30,1999, compared to $91,000 and $171,000 for the comparable periods in 1998. There were no significant capitalizable internal use software costs in the three and six months ended June 30, 1999.

     Interest expense was $2.0 million for the second quarter of 1999 compared to $1.8 million for the same quarter in 1998 and was $4.0 million for the first six months of 1999 compared to $2.7 million for the comparable period in 1998. The increase is due to the issuance of $45.0 million of 12% Senior Secured PIK notes (the Notes) in February 1998. Interest income due to investing the unused proceeds from the Notes was $176,000 in the second quarter of 1999 compared to $488,000 for the 1998 quarter and was $429,000 for the first six months of 1999 compared to $751,000 for the comparable period in 1998. The decrease in interest income was due primarily to the decrease in average cash balances in the 1999 periods compared to the comparable 1998 periods.

     The net loss for the quarter ended June 30, 1999 increased to $7.2 million, from $4.3 million in the comparable 1998 quarter, and to $14.2 million for the first six months of 1999 compared to $7.6 million for the comparable 1998 period primarily as a result of the items discussed above. The Company expects to incur additional costs to install additional NGN Displays and for operating costs to expand NGN. The Company expects to incur a net loss for 1999 and expects to continue to operate at a loss for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through June 30, 1999, the Company's primary source of liquidity has been proceeds from the sale of equity and debt securities.

     As of June 30, 1999, total cash and cash equivalents was $12.4 million compared to $24.7 million as of December 31, 1998. The decrease in cash was a result of $10.0 million of cash used in operating activities and $2.3 million of cash used in investing activities (primarily for capital expenditures related to expansion of the NGN network including NGN Display purchases and installation costs). The Company's increasing sales volume has and will require additional cash to fund increased receivable levels. In addition, during the six months ended June 30, 1999 the Company paid approximately $1.9 million of accrued obligations to site operators relative to site agreements.

     The increase in cash during the first six months of 1998 was a result of financing activities, including $40.5 million of net cash provided by the sale of 12% Senior Secured PIK Notes and warrants after offering expenses and repayment of long term debt offset by $3.6 million used in operating activities (due to the loss from operations) and $4.5 million of cash used in investing activities (primarily for capital expenditures to expand the Company's NGN network).

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

     The Company anticipates that its $12.4 million of cash, together with operating cash flow, will be sufficient to finance the operating requirements of the Company and anticipated capital expenditures through 1999. The Company expects that it will need to raise additional capital. The Company currently is exploring various financing alternatives. However, there can be no assurance that the additional funds will be available, or if available, will be available on terms acceptable to the Company.

     The Company does not believe it has any significant risk related to interest rate fluctuation since it has only fixed rate debt.

YEAR 2000

     BACKGROUND, ISSUES AND STATE OF READINESS

     The Company's overall goal is to be Y2K ready. To accomplish this goal, the Company has been addressing the issue with respect to both its information technology (IT) and non-IT systems, as well as its business relationships with key third parties. To be ready, the Company has evaluated the Y2K issues and is addressing any problems it can so that all of its systems and relationships will be suitable for continued use into and beyond the Year 2000.

     The Company began addressing the Year 2000 issue in 1998 by establishing a Y2K team (the "Team") comprised of individuals from the following disciplines: technical support, software development, database administration, networking, and management. To deal with Y2K the Team is using a multi-step approach, including assessment, remediation and testing, and contingency planning. The Company began by assessing its major internal software systems that were susceptible to systems failure or processing errors as a result of the Y2K issue, utilizing two discovery methods: 1) A manual check and double check of all internally generated databases, scripts, and compiled applications; and 2) An automated check of commercial, shareware and freeware applications in addition to the documents generated for or by those applications.

     The Team has completed its Y2K investigation and assessment, and has completed its Y2K Compliance Plan (the "Y2K Plan"). The Team found no unresolvable business critical vulnerabilities in any of its focus areas, which included the following: internally developed software; commercially developed software; computer systems and peripherals; network and telecommunications hardware; telecommunications software, and facilities. To accommodate ongoing changes in the Company's installed software base, the Team screens all new applications prior to installation to prevent Y2K vulnerability.

     As part of the assessment phase, the Team members worked with vendors of business critical hardware and software to identify any Y2K compliance issues. The Team has gathered many certificates and/or statements of compliance. Physical statements are filed by vendor and by product. Electronic or online statements of compliance or references to statements of compliance are being stored in a Y2K assessment database. Certain commercially purchased software applications that were found to be non-compliant are being either upgraded to become compliant or being phased out. This activity has and will continue to include statements from business critical and non-business critical vendors. In addition, the Team has received communications from its significant third party vendors and service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. The Company cannot predict the outcome of other companies' remediation efforts and there can be no assurance that those third party vendors and service providers will complete their Y2K compliant projects in a timely manner and that failure to do so would not have an adverse impact on the Company's business.

YEAR 2000 COSTS

     As stated above, the Company's Y2K Plan is substantially complete. Through June 30, 1999, the Company has incurred and expensed less than $10,000 on matters directly related to addressing Y2K issues and does not expect to spend more than an additional $2,000 in connection with addressing matters identified in the Plan and becoming Year 2000 compliant. The remaining costs will be expensed as incurred over the remainder of 1999. The Company expects to incur less than $2,500 in monitoring compliance with the Y2K Plan. The cost of the project and the date on which the Company plans to complete Year 2000 assessment and modifications are based on the Team's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third parties' Year 2000 readiness and other factors.

RISK ASSESSMENT AND CONTINGENCY PLANS

     At this point in time the Company's topic of greatest concern relative to Y2K is the potential failure or partial failure of the national phone network. In event of such a failure, the Company's NGN Displays would continue to run based on resident information. This type of event could affect some long-term advertising contracts. There is also some probability of the need to make refunds or to make-good any missed advertising due to missed updates or uploads that would otherwise have happened during a phone network outage. Complete or partial failure of the national phone network could have a material adverse impact on the Company's results of operations, financial condition and cash flows if it lasted for an extended period of time.

     The Company is developing formal contingency plans so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risks. These plans are intended to mitigate both internal risks as well as potential risks with third parties, and will likely include identifying and securing alternative suppliers. The Company expects the development of the contingency plans will require approximately 20 person hours to complete, and the Company expects to have its contingency plans substantially finalized by September 1999.

PART II. OTHER INFORMATION

Item 5. Other Information

     Effective May 28, 1999, the Company entered into a Memorandum of Understanding with Alex Zubillaga, a director of the Company, for the formation of an entity to develop the market for NGN in Italy, Spain, France, and the United Kingdom. Pursuant to the terms of the Memorandum, the Company contributed $100,000 to the entity. The Memorandum contemplates the formation of an additional entity for the purpose of operating NGN in the subject countries. The terms of such additional relationship are subject to the approval of each party. There can be no assurance that the parties will reach an agreement as to the formation of an operating entity.

Item 6. Exhibits and Reports on Form 8-K:


        a)       Exhibits

        3.1(z)   Certificate of Amendment, filed April 26, 1999
        10.5     Memorandum of Understanding dated as of May 28, 1999 between the Company and Alex Zubillaga
        27.1     Financial Data Schedule


        b)       Reports on Form 8-K
        None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.
                                   NEXT GENERATION NETWORK, INC.

Date:  August 13, 1999             By: /s/ Thomas M. Pugliese
                                     ------------------------------------
                                   Thomas M. Pugliese
                                   Chief Executive Officer

Date:  August 13, 1999             By: /s/ Michael J. Kolthoff
                                     ------------------------------------
                                   Michael J. Kolthoff
                                   Treasurer and Assistant Secretary
                                   (principal financial and accounting officer)