Form 10QSB
period 1999-09-30
NEXT GENERATION NETWORK INC
filed 1999-11-15
CIK 1046442

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB
                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                    COMMISSION FILE NUMBER:
        SEPTEMBER 30, 1999                                           333-49279

                          NEXT GENERATION NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                       41-1670450
  (State or other jurisdiction of                          (I.R.S. employer
  incorporation or organization)                           identification no.)


                      11010 PRAIRIE LAKES DRIVE, SUITE 300
                          MINNEAPOLIS, MINNESOTA 55344
                    (Address of principal executive offices)

                                 (612) 944-7944
                           (Issuer's telephone number)
                           ---------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X      No
                                     ------   ------

         Number of shares of Common Stock outstanding as of November 12,1999:
         2,662,680

         Transitional Small Business Disclosure Format (Check one):

                                  Yes        No X
                                      ------    ------


-------------------------------------------------------------------------------

                          NEXT GENERATION NETWORK, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS



Part I. Financial Information                                               Page

  Item 1. Financial Statements.
     Balance Sheets as of December 31, 1998 and September 30, 1999.......... 3

     Statements of Operations for the Three and Nine Months Ended
     September 30, 1998 and 1999............................................ 4

     Statements of Stockholders' Equity for the Nine Months Ended
     September 30, 1999..................................................... 5

     Statements of Cash Flows for the Nine Months Ended September 30, 1998
     and 1999............................................................... 6

     Notes to Financial Statements.......................................... 7-8


   Item 2.  Management's Discussion and Analysis or Plan of Operations..... 9-14



Part II.  Other Information.

   Item 1.   Legal Proceedings ............................................. 15

   Item 2.   Changes in Securities and Use of Proceeds ..................... 15

   Item 5.   Other Information.............................................. 15

   Item 6.   Exhibits and Reports on Form 8-K .............................. 16

                                     Part I
                              FINANCIAL INFORMATION

ITEM   1.       FINANCIAL STATEMENTS

                          NEXT GENERATION NETWORK, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1999               1998
                                                                       -------------      ------------
ASSETS
       Current Assets:
               Cash and cash equivalents                              $  7,367,473        $ 24,710,213
               Accounts receivable, net                                  1,400,974             468,725
               Other current assets                                         88,386              91,159
                                                                      ------------        ------------

               Total current assets                                      8,856,833          25,270,097
                                                                      ------------        ------------

       Property and Equipment, net                                      12,009,378          10,517,706
       Deferred Financing Costs                                          2,135,701           2,519,597
       Other Assets                                                        242,476             145,971
                                                                      ------------        ------------

                                                                      $ 23,244,388        $ 38,453,371
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
       Current Liabilities:
               Current maturities of long-term debt                   $     24,020        $     21,439
               Accounts payable                                          1,197,059           1,211,742
               Accrued expenses  (Note 3)                                3,828,604           4,516,000
                                                                      ------------        ------------

               Total current liabilities                                 5,049,683           5,749,181
                                                                      ------------        ------------

       Non-current accrued site lease expense                                   --             207,712
                                                                      ------------        ------------

       Long-term Debt (Note 2)                                          49,140,742          42,115,147
                                                                      ------------        ------------

       Mandatory Redeemable Preferred Stock
         14.8% Series B, nonvoting; authorized 91,100 shares;
            issued and outstanding 91,059 shares; stated at
            liquidation value plus accrued dividends                    10,867,829           9,748,507
         14.8% Series C, nonvoting; authorized 90,000 shares;
            issued and outstanding 75,540 shares; stated at
            liquidation value plus accrued dividends                     7,831,378           7,024,323
                                                                      ------------        ------------
                                                                        18,699,207          16,772,830
                                                                      ------------        ------------
       Stockholders Deficit
           8.25% Series A cumulative preferred stock,
             nonvoting; authorized 20,000 shares; issued and
             outstanding 6,000 shares, stated at liquidation
             value, excluding cumulative unpaid dividends                3,000,000           3,000,000
           Common stock, $0.01 par value; authorized 10,000,000
             shares; issued and outstanding 2,662,680 shares (Note 4)       26,627              26,627
           Additional paid-in capital                                    7,272,009           9,242,405
           Accumulated deficit                                         (59,943,880)        (38,660,531)
                                                                      ------------        ------------
                                                                       (49,645,244)        (26,391,499)
                                                                      ------------        ------------
                                                                      $ 23,244,388        $ 38,453,371
                                                                      ============        ============

See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

 -

                                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                SEPTEMBER 30,                               SEPTEMBER 30,
                                                     ----------------------------------      ---------------------------------------
                                                            1999               1998                  1999                   1998
                                                     --------------      --------------      ----------------       ----------------

Revenues:
   Advertising Revenue                               $   1,692,417       $     807,659       $     3,802,700        $     1,691,027
   Less agency commissions                                 (78,097)            (10,804)             (137,523)               (21,970)
                                                      -------------       -------------       ---------------        ---------------
   Net advertising revenue                               1,614,320             796,855             3,665,177              1,669,057
   Network equipment sales                                   4,807                  --                 4,807                 26,309
   Network operating revenue                                   210                 290                   630                  1,730
                                                      -------------       -------------       ---------------        ---------------
                                                         1,619,337             797,145             3,670,614              1,697,096
                                                      -------------       -------------       ---------------        ---------------

Costs and expenses:
   Cost of network equipment sales                           1,526                  --                 1,526                  9,996
   Network Operating Expenses                            2,262,839           1,441,145             6,232,459              3,298,559
   Selling Expenses                                      2,117,221           1,724,704             6,548,216              3,791,133
   General and administrative expenses                   2,339,112           1,554,773             6,577,166              4,216,778
                                                      -------------       -------------       ---------------        ---------------
                                                         6,720,698           4,720,622            19,359,367             11,316,466
                                                      -------------       -------------       ---------------        ---------------

   Operating loss                                       (5,101,361)         (3,923,477)          (15,688,753)            (9,619,370)

Non operating income (expense):
   Interest expense                                     (2,116,212)         (1,924,781)           (6,137,607)            (4,583,244)
   Interest income                                         122,726             444,994               551,464              1,195,740
   Other expense                                                --                  --                (8,453)                    --
                                                      -------------       -------------       ---------------        ---------------

Net loss                                                (7,094,847)         (5,403,264)          (21,283,349)           (13,006,874)
Preferred stock dividends                                  672,459             581,495             2,050,127              1,788,491
                                                      -------------       -------------       ---------------        ---------------
Net loss applicable to common stockholders           $  (7,767,306)      $  (5,984,759)      $   (23,333,476)       $   (14,795,365)
                                                      -------------       -------------       ---------------        ---------------
Basic and diluted net loss per common share          $       (2.92)      $       (2.25)      $         (8.76)       $         (5.56)
                                                      -------------       -------------       ---------------        ---------------
Weighted average number of common shares
outstanding                                              2,662,680           2,662,680             2,662,680              2,662,680
                                                      =============       =============       ==============         ==============

See notes to condensed financial statements.

                               NEXT GENERATION NETWORK, INC.
                      STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        (UNAUDITED)

                                      Series A
                                     Cumulative
                                  Preferred Stock          Common Stock       Additional
                                ---------------------  ----------------------  Paid-In     Accumulated
                                 Shares     Amount      Shares      Amount     Capital       Deficit       Total
                                ---------- ----------  ---------- ----------- ----------   ----------- -------------

Balance, December 31, 1998          6,000  $3,000,000  2,662,680     $26,627   $9,242,405  $(38,660,531)  $(26,391,499)
Accrued dividends on
mandatory redeemable
preferred stock                       ---         ---        ---         ---   (1,926,377)          ---     (1,926,377)
Compensation element of
stock options forfeited               ---         ---        ---         ---     (44,019)           ---        (44,019)
Net Loss                              ---         ---        ---         ---          ---   (21,283,349)   (21,283,349)
                                ---------  ----------  ---------  ----------   ----------  ------------   -------------
Balance, September 30, 1999         6,000  $3,000,000  2,662,680     $26,627   $7,272,009  $(59,943,880)  $(49,645,244)
                                =========  ==========  =========  ==========   ==========  =============  =============






See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -------------------------------
                                                                             1999               1998
                                                                         ------------      -------------

OPERATING ACTIVITIES:
     Net Loss                                                            $(21,283,349)     $ (13,006,874)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Interest amortization and accretion  on long term debt            1,574,842          1,160,510
          Non cash interest on PIK Notes                                    4,546,928          3,389,820
          Depreciation and amortization                                     1,925,865            849,122
          Compensation element of stock options (forfeited)                   (44,019)           (70,430)
          Other                                                                 8,453             17,710
     Changes in assets and liabilities:
          Receivables                                                        (932,249)           (92,985)
          Other current assets                                                  2,773            (30,020)
          Accounts payable                                                    (14,683)           498,345
          Accrued expenses                                                    410,964              8,554
                                                                         ------------      -------------
          Net Cash Used In Operating Activities                           (13,804,475)        (7,276,248)
                                                                         ------------      -------------
INVESTING ACTIVITIES:
     Purchase of equipment and furnishings                                 (3,431,196)        (6,367,998)
     Proceeds from sale of fixed assets                                         5,207                 --
     Deposits and other assets                                                (96,505)           (25,094)
                                                                         ------------      -------------
          Net Cash Used in Investing Activities                            (3,522,494)        (6,393,092)
                                                                         ------------      -------------
FINANCING ACTIVITIES:

     Proceeds from long-term debt                                                  --         37,300,000
     Principal payments on long-term debt and capital leases                  (15,771)        (1,918,338)
     Proceeds from issuance of warrants                                            --          7,700,000
     Deferred financing costs                                                      --         (2,831,066)
                                                                         ------------      -------------
          Net Cash (Used in) Provided by Financing Activities                 (15,771)        40,250,596
                                                                         ------------      -------------
Net increase (decrease) in cash and cash equivalents                      (17,342,740)        26,581,256
Cash and cash equivalents
     Beginning                                                             24,710,213          2,789,142
                                                                         ------------      -------------
     Ending                                                              $  7,367,473      $  29,370,398
                                                                         ============      =============
Supplemental Cash Flow Information
     Cash payments for interest                                          $     15,836      $      33,914
     Non cash activities:
      Increase in mandatory redeemable preferred stock and
       decrease in paid-in capital from accrued dividends                   1,926,377          1,664,741
      Accrued interest converted to long term debt                          5,853,000          2,441,000
      Increase in long term debt resulting from interest accretion          1,190,947            887,438

See notes to condensed financial statements.

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation

         The condensed balance sheet as of September 30, 1999, the condensed statements of operations for the three and nine month periods ended September 30, 1999 and 1998, the condensed statement of changes in stockholders' deficit for the nine months ended September 30, 1999, and the condensed statement of cash flows for the nine month periods ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended September 30, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year.

         Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

         Effective January 1, 1999 the Company adopted Statement of Position
(SOP) 98-1 Accounting for Costs of Computer Software Developed or Obtained for Internal Use. During the three and nine month periods ended September 30, 1999 the Company did not incur any significant amount of capitalizable internal use software costs.


Note 2. Long Term Debt


    A summary of long-term debt is as follows:

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                    1999             1998
                                                                              ----------------- -------------
     12% Senior Secured PIK Notes due February 2003 (net of $5,553,859
        and $6,606,331 of unamortized discount attributed to warrants
        issued in connection with PIK Notes.)                                  $47,740,141      $40,834,669
     12.1% to 18.8% capital leases, due in varying monthly installments
        to August 2001, secured by equipment.                                       39,434           55,205
     Noninterest-bearing note payable, discounted at 15%, total of
        $700,000 payable based on certain cash flows, if any, with
        balance due December 2001, secured by equipment                            512,040          460,260
     Noninterest-bearing note payable, discounted at 15%, total of
        $1,500,000 payable August 2003, plus 10% of certain net
        revenues, if any, secured by equipment                                     873,147          786,452
                                                                             ----------------- --------------
                                                                                49,164,762       42,136,586
     Less current maturities                                                        24,020           21,439
                                                                             ================= ==============
                                                                               $49,140,742      $42,115,147
                                                                             ================= ================


         The Company issued additional Notes in payment of accrued interest on the aforementioned PIK Notes in February 1999 ($2,841,000) and August 1999 ($3,012,000).

         The long term debt excluding capital lease obligations and assuming full accretion of the related discounts is payable as follows: $700,000 in 2001 and $54,794,000 in 2003.

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3. Accrued Expenses

       The components of accrued expenses are as follows:

                                                                      September 30,       December 31,
                                                                          1999                1998
                                                                   -------------------- -----------------

                          Site agreement fees                               $2,407,246         $1,807,422
                          Interest                                           1,065,978          2,372,050
                          Compensation                                         322,433            207,952
                          Other                                                 32,947            128,576
                                                                   -------------------- -----------------
                                                                            $3,828,604         $4,516,000
                                                                   ==================== =================


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

         In July 1999, the Company granted stock options to employees, including executive officers, pursuant to its 1998 Nonqualified Stock Option Plan (the "1998 Plan"). At September 30, 1999, options to purchase 603,000 shares of common stock were outstanding under the 1998 Plan at an exercise price of $7.70 per share. None of these options were exercisable at September 30, 1999.

          In July 1999, the Company granted stock options to an executive officer and to consultants who are also directors to purchase a total of 30,000 shares of common stock under its 1994 Stock Option Plan at an exercise price of $7.70 per share. None of these options were exercisable at September 30, 1999.

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

         The Company has continued in its efforts to secure site agreements for the placement of NGN Displays, and to install additional NGN Displays. The number of NGN installations was as follows as of the dates indicated:

December 31, 1997                                               1,769
March 31, 1998                                                  1,775
June 30, 1998                                                   2,428
September 30, 1998                                              3,386
December 31, 1998                                               3,630
March 31, 1999                                                  3,934
June 30, 1999                                                   4,254
September 30, 1999                                              4,575

RESULTS OF OPERATIONS

         Net revenues were $1.6 million for the three months ended September 30, 1999 compared to $797,000 for the same quarter of 1998 and were $3.7 million for the nine months ended September 30,

1999 compared to $1.7 million for the same period of 1998. The increase was attributable to an increase in advertising revenue resulting from the opening of additional local sales offices and the increase in the number of installed NGN Displays. For the nine months ended September 30, 1999, revenues included equipment sales and network operating revenues from site owners of $5,000 compared to $28,000 in the 1998 period. Barter revenue was $18,000 during the third quarter of 1999 compared to $65,000 for the same quarter in 1998 and was $53,000 for the first nine months of 1999 compared to $217,000 for the same period in 1998, and is included in advertising revenue.

         Costs and expenses were $6.7 million for the third quarter of 1999 compared to $4.7 million for the same quarter of 1998 and were $19.4 million for the first nine months of 1999 compared to $11.3 million for the same period of 1998. The following paragraphs describe the changes in the major components of costs and expenses.

         Network operating expenses increased $0.8 million, or 57%, and $2.9 million, or 89% during the three and nine month periods ended September 30, 1999, respectively, from the comparable periods in 1998. The increases were due primarily to the increase in the average number of installed NGN Displays, which increased 52% and 75%, respectively, during the three and nine month periods ended September 30, 1999 compared to the average number of installed NGN Displays during the comparable 1998 periods. Major components of network operating expenses for the respective periods are:


                                              3 months ended         3 months ended       9 months ended        9 months ended
                                            September 30, 1999     September 30,1998    September 30, 1999    September 30, 1998
                                            ------------------     -----------------    ------------------    ------------------

Local and long distance telephone
service                                         $649,755               $468,92            $1,725,262             $1,077,278
Depreciation                                     589,149               296,420             1,569,817                697,580
Maintenance                                      198,341                70,766               513,092                165,386
Site  agreement  expense  related to the
NGN  Displays                                    827,119               605,039             2,425,814              1,358,315


         Site agreements generally provide the site operator with a percentage of the advertising revenues derived by the Company from the NGN Display at the particular site. The Company accrues monthly site agreement expenses which are the greater of the computed amount based on a percentage of revenue, or where applicable, the appropriate portion of an annual minimum. At September 30, 1999, in connection with the aforementioned arrangements, the Company was committed to certain minimum site agreement fees of approximately $3.2 million annually through the year 2003, based on NGN Displays installed as of September 30, 1999. On a per location basis most network operating expenses are fixed. Accordingly, the Company expects that such expenses as a percentage of advertising revenues will decrease as the Company's advertising revenues increase. The Company incurs operating expenses in connection with the NGN Displays prior to generating revenues from the Displays.

           Selling expenses were $2.1 million for the third quarter of 1999 compared to $1.7 million during the comparable period of 1998 and were $6.5 million for the first nine months of 1999 compared to $3.8 million for the same period in 1998. The increases in each period were the result of the addition of sales office staff (average 1999 headcount of 85 compared to 1998 average of 55 in the respective nine month periods), increased commissions due to increased sales, and the opening of seven additional regional sales offices during the second half of 1998 to support the increase in NGN Display installations as noted above. Employee compensation and related costs are the major component of selling expenses and amounted to $1.5 million in the third quarter of 1999 compared to $1.3 million in the comparable period in 1998 and $4.4 million for the first nine months of 1999 compared to $2.6 million for the comparable period in 1998. For the immediate future, the Company expects that any significant increases in selling expenses would be due primarily to increased commissions.

         General and administrative expenses were $2.3 million during the third quarter of 1999 compared to $1.6 million in the comparable period in 1998 and were $6.6 million for the first nine months of 1999 compared to $4.2 million for the comparable 1998 period. Employee compensation and related costs, the largest component of general and administrative expense, increased to $1,271,000 and $3,596,000 in the three and nine months ended September 30, 1999 compared to $752,000 and $2,189,000 in the comparable 1998 periods. The increases were due to the additional administrative staff in computer operations and graphic creation to support the sales offices and larger installed network, increased corporate development staff to assist in securing additional venues, and increased training costs. Other major increases were for increased rent associated with the relocation of the Company's corporate headquarters ($146,000 and $436,000 in 1999 compared to $55,000 and $169,000 in the comparable three and nine month 1998 periods), increases in travel costs due to the expanded business ($198,000 and $554,000 in 1999 compared to $107,000 and $260,000 in the comparable three and nine month 1998 periods), and increased depreciation expense due to increased displays ($130,000 and $356,000 in 1999 compared to $58,000 and $152,000 in the comparable three and nine month 1998 periods). Research and development costs were $21,000 and $164,000 in the three and nine months ended September 30,1999, compared to $164,000 and $335,000 for the comparable periods in 1998. The decrease in research and development is because the initial development of the network technology has been substantially completed. There were no significant capitalizable internal use software costs in the three and nine months ended September 30, 1999.

         Interest expense was $2.1 million for the third quarter of 1999 compared to $1.9 million for the same quarter in 1998 and was $6.1 million for the first nine months of 1999 compared to $4.6 million for the comparable period in 1998. The increase is due to the issuance of $45.0 million of 12% Senior Secured PIK Notes (the "Notes") in February 1998 and the issuance of additional Notes for payment of interest on August 1, 1998 and February 1 and August 1, 1999. Interest income due to investing the unused proceeds from the Notes was $123,000 in the third quarter of 1999 compared to $445,000 for the 1998 quarter and was $551,000 for the first nine months of 1999 compared to $1.2 million for the comparable period in 1998. The decrease in interest income was due primarily to the decrease in average cash balances in the 1999 periods compared to the comparable 1998 periods.

         The net loss for the quarter ended September 30, 1999 increased to $7.1 million, from $5.4 million in the comparable 1998 quarter, and to $21.3 million for the first nine months of 1999 compared to $13.0 million for the comparable 1998 period primarily as a result of the items discussed above. The Company expects to incur additional costs to install additional NGN Displays and for operating costs to expand NGN. The Company expects to incur a net loss for 1999 and expects to continue to operate at a loss for the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

         From inception through September 30, 1999, the Company's primary source of liquidity has been proceeds from the sale of equity and debt securities.

         As of September 30, 1999, total cash and cash equivalents was $7.4 million compared to $24.7 million as of December 31, 1998. The decrease in cash was a result of $13.8 million of cash used in operating activities and $3.5 million of cash used in investing activities (primarily for capital expenditures related to expansion of the NGN network including NGN Display purchases and installation costs). The Company's increasing sales volume has and will require additional cash to fund increased receivable levels. In addition, during the nine months ended September 30, 1999 the Company paid approximately $2.0 million of accrued obligations to site operators relative to site agreements.

         The increase in cash during the first nine months of 1998 was a result of financing activities, including $40.5 million of net cash provided by the sale of 12% Senior Secured PIK Notes and warrants after offering expenses and repayment of long term debt offset by $7.3 million used in operating activities (due to the loss from operations) and $6.4 million of cash used in investing activities (primarily for capital expenditures to expand the Company's NGN network).

         Interest on the Notes is payable on February 1 and August 1 of each year, commencing August 1, 1998. Interest on the Notes is payable either in cash or additional Notes, at the option of the Company through August 1, 2000, and thereafter is payable in cash. Accordingly, the Company will not be required to make cash interest payments on the Notes until the February 1, 2001 interest payment date. Additional Notes were issued in the amount of $2,841,000 for the interest payment due February 1, 1999 and $3,012,000 for the interest payment due August 1, 1999. The Company expects to pay interest through August 1, 2000, by issuing additional Notes, which would increase the original $45 million principal amount of the Notes to approximately $60 million.

         The Company anticipates that its $7.4 million of cash, together with operating cash flow, will be sufficient to finance the operating requirements of the Company and anticipated capital expenditures through the end of January, 2000. The Company will need to raise additional capital in order to continue operating at current levels beyond January, 2000. The Company currently is exploring various financing alternatives. However, there can be no assurance that the additional funds will be available, or if available, will be available on terms acceptable to the Company. If the Company is not able to secure additional financing, the Company will not be able to continue to operate its business.

         The Company's agreement with 7-Eleven, Inc. (7-11) provides that the Company will pay liquidated damages of $100,000 if certain minimum installations are not completed by December 31, 1999. 7-11 may terminate the agreement if the Company materially breaches its obligations and fails to cure such breach within 30 days of receiving notice thereof, or if minimum installations are not completed by June 30, 2000. The Company anticipates that it will not have installed the requisite number of installations by December 31, 1999. The Company is in active discussions with 7-11 regarding an amendment to the terms of the current agreement, which amendment would include an extension of the time within which to complete such installations. The Company does not anticipate that the failure to have such installations completed by December 31, 1999 will result in a material adverse impact on the relationship with 7-11.

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

         The Team has completed its Y2K investigation and assessment, and has completed its Y2K Compliance Plan (the "Y2K Plan"). The Team found no unresolvable business critical vulnerabilities in any of its focus areas, which included the following: internally developed software; commercially developed software; computer systems and peripherals; network and telecommunications hardware; telecommunications software; and facilities. To accommodate ongoing changes in the Company's installed software base, the Team screens all new applications prior to installation to prevent Y2K vulnerability.

         As part of the assessment phase, the Team members worked with vendors of business critical hardware and software to identify any Y2K compliance issues. The Team has gathered many certificates and/or statements of compliance. Physical statements are filed by vendor and by product. Electronic or online statements of compliance or references to statements of compliance are being stored in a Y2K assessment database. Certain commercially purchased software applications that were found to be non-compliant have been either upgraded to become compliant or phased out. This activity has and will continue to include statements from business critical and non-business critical vendors. In addition, the Team has received communications from its significant third party vendors and service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. The Company cannot predict the outcome of other companies' remediation efforts and there can be no assurance that those third party vendors and service providers will complete their Y2K compliant projects in a timely manner and that failure to do so would not have an adverse impact on the Company's business.

Year 2000 Costs

         As stated above, the Company's Y2K Plan is substantially complete. Through September 30, 1999, the Company has incurred and expensed less than $10,000 on matters directly related to addressing Y2K issues and does not expect to spend more than an additional $2,000 in connection with addressing matters identified in the Plan and becoming Year 2000 compliant. The remaining costs will be expensed as incurred over the remainder of 1999. The Company expects to incur less than $2,500 in monitoring compliance with the Y2K Plan. The cost of the project and the date on which the Company plans to complete Year 2000 assessment and modifications are based on the Team's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third parties' Year 2000 readiness and other factors.

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

         The Company has finalized formal contingency plans so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans are structured to address both remediation of systems and their components and overall business operating risks. These plans are intended to mitigate both internal risks as well as potential risks with third parties, and include identifying and securing alternative suppliers.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Although the Company may be subject to litigation, and to threats of litigation, from time to time in the ordinary course of its business, it is not party to any pending legal proceedings that it believes will have a material impact on its business.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company granted the following options under its 1998 Non-Qualified Stock Option Plan (the "1998 Plan"):

         Effective July 16, 1999, the Company granted options to purchase a total of 374,000 shares of the Company's common stock at a price of $7.70 per share, to 145 employees of the Company who are not executive officers of the Company. Effective July 16, 1999, the Company granted options to purchase a total of 270,000 shares of the Company's common stock, on the same terms as described above, to executive officers of the Company. All of the options are subject to certain vesting requirements. As a result of the termination of certain options, options to purchase 603,000 shares of common stock under the 1998 Plan were outstanding as of September 30, 1999. None of the options were exercisable as of September 30, 1999.

         The Company granted the following options under its 1994 Stock Option
Plan:

         Effective July 1, 1999, the Company granted options to purchase a total of 30,000 shares of the Company's common stock, at a price of $7.70 per share, to an executive officer and to consultants who are also directors of the Company. All of the options are subject to certain vesting requirements. None of the options were exercisable as of September 30, 1999.

ITEM 5.  OTHER INFORMATION.

         The Company's agreement with 7-Eleven, Inc. (7-11) provides that the Company will pay liquidated damages of $100,000 if certain minimum installations are not completed by December 31, 1999. 7-11 may terminate the agreement if the Company materially breaches its obligations and fails to cure such breach within 30 days of receiving notice thereof, or if minimum installations are not completed by June 30, 2000. The Company anticipates that it will not have installed the requisite number of installations by December 31, 1999. The Company is in active discussions with 7-11 regarding an amendment to the terms of the current agreement, which amendment would include an extension of the time within which to complete such installations. The Company does not anticipate that the failure to have such installations completed by December 31, 1999 will result in a material adverse impact on the relationship with 7-11.

         Effective in September, 1999, the Company expanded its Board of Directors by one director, and David Pecker joined the Board as a Director of the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

        a) Exhibits

         10.1(t) Fourth Amendment to Stockholders' Agreement dated as of
                 September 11, 1999 between the Company and 21st Century Communications Partners, L. P., 21st Century Communications T-E Partners, L. P. and 21st Century Communications Foreign Partners, L. P., Gerard P. Joyce and Thomas Pugliese
         27.1    Financial Data Schedule


         b)      Reports on Form 8-K
         None





                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.


                                    NEXT GENERATION NETWORK, INC.



Date:  November 15, 1999        By:  /s/ Thomas M. Pugliese
                                     ----------------------------
                                     Thomas M. Pugliese
                                     Chief Executive Officer


Date:  November 15, 1999        By: /s/ Michael J. Kolthoff
                                    ----------------------------
                                    Michael J. Kolthoff
                                    Treasurer and Assistant Secretary
                                    (principal financial and accounting officer)