Form 10KSB
period 1999-12-31
NEXT GENERATION NETWORK INC
filed 2000-03-30
CIK 1046442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-KSB
                       -----------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     FISCAL YEAR ENDED                            COMMISSION FILE NUMBER:
     DECEMBER 31, 1999                                   333-49279


                          NEXT GENERATION NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                         41-1670450
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

                            -------------------------

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
                                               Yes  X     No
                                                  ----      ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not applicable

         State issuer's revenues for its most recent fiscal year. $5,501,269
                                                                  ----------
         State the market value of common equity held by non affiliates: Not applicable Number of shares of Common Stock outstanding as of March 22, 2000: 8,410,396
         Transitional Small Business Disclosure Format  (Check one):

                                              Yes         No  X
                                                  ----      ----
================================================================================

                           FORWARD-LOOKING STATEMENTS

     This annual report and the documents included or incorporated by reference in this report may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this report.

         The forward-looking statements in this report involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: advertising rates; the ability to secure new sites for Ebillboards; the loss of key existing site agreements; changes in the political and regulatory climate; out-of-home advertising industry trends; competition; changes in business strategy or development plans; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         We are the leader in the emerging digital out-of-home advertising industry. We are currently implementing a rapid build-out of the world's largest network of digital video advertising displays, which we call E*billboards. E*billboards are high resolution digital monitors, located in high traffic, frequently-visited places, that offer sequences of advertising and up-to-date programming such as news, weather, financial data, sports, trivia and community service announcements. All of our E*billboards are connected to a central hub in Minneapolis which enables us to manage and transmit our advertising and programming on a continuous basis. As of December 31, 1999, we have installed E*billboards in 5,031 sites and secured long-term site rights for an additional 5,000 sites that are pending installation. Our E*billboards are currently seen by an audience of more than 39 million people each week in 17 major U.S. markets, including eight of the ten largest markets in the country.

         Our strategy is to increase our leadership position by continuing to amass a significant E*billboard footprint both nationally and internationally. We intend to accomplish this by targeting major operators who control multiple sites in high traffic venues such as elevators, fast food restaurants, transit hubs, movie theatres, pharmacies, gas stations, ATM kiosks, convenience stores and lobby shops where customers wait in line. We have established agreements with site operators such as 7-Eleven, Inc. (5,327 sites), Cumberland Farms (934 sites) and the New Jersey Transit Authority (203 sites). Consistent with our global expansion strategy, in January 2000, we formed an alliance with Otis Elevator Company. Currently, Otis has agreements to maintain more than 1.2 million elevators worldwide. Initially, Otis will focus its E*billboard marketing efforts on the largest media markets such as London, New York, Paris and Sydney. As we expand our network of E*billboards, we believe that we will increase our ability to attract a broad range of advertisers.

         We were founded to capitalize on the dramatic impact digital technology is expected to have on the out-of-home advertising industry. To date, we have raised more than $96 million, including a $30 million equity investment made by a subsidiary of Otis' parent, United Technologies Corporation, in January 2000. We have used the proceeds of these financings to develop our proprietary technology delivery platform, establish our sales and marketing organization and begin installation of our network of E*billboards.


RECENT DEVELOPMENTS

         On March 1, 2000, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to effect an initial offering of our common stock to the public ("Offering"). We anticipate our Registration Statement becoming effective and commencing the sale of our common stock by the end of the second quarter of 2000.

         Equity Investment. On January 28, 2000, we entered into an agreement with Nevada Bond Investment Corp. II (NBIC), a wholly-owned subsidiary of United Technologies Corporation (UTC), the parent company of Otis. Under the agreement, NBIC acquired 3,025,017 newly-issued shares of our common stock for approximately $30 million in cash. Prior to the closing of the investment, all of the shares of our series B and series C senior preferred stock were converted into common stock and our founders and their family members converted all of their shares of series A preferred stock into common stock. As a result, we no longer have any shares of series B and series C senior preferred stock outstanding.

         Otis Alliance. Also, in January 2000, we formed an alliance with Otis. The agreement provides that Otis has the exclusive right to secure agreements to place E*billboards in elevators, escalators, moving walkways and shuttles throughout the world. Currently, Otis has agreements to maintain more than 1.2 million elevators worldwide. Otis is responsible for the negotiation of contracts, processing payments, arranging for the purchase, installation and maintenance of the E*billboards and determining the pricing for E*billboards. As consideration, Otis receives a percentage of the advertising revenues that we derive from each E*billboard on a site by site basis, a portion of which Otis remits to the relevant site operator. The agreement also provides Otis with incentive payments upon the attainment of certain installation goals.

         Under the Otis agreement, we are not responsible for any capital expenditures related to the E*billboards in any elevator site. However, we are responsible for ongoing network operations, including content generation and advertising sales.

         The term of the Otis agreement is for a period of ten years and is automatically renewable for successive one year periods. Under the agreement, either we or Otis may terminate operations in a particular market if, among other things, the operation of the agreement within a market is no longer consistent with their respective business requirements. Either party may terminate the entire agreement if, among other things, operations are terminated in more than four markets during any calendar year or based on a deadlock in the steering committee. In addition, Otis may terminate the entire agreement if a competitor of Otis acquires more than 19% of our voting equity.

INDUSTRY OVERVIEW

         The advertising industry is large and growing. Approximately $400 billion was spent on worldwide advertising in 1998, including nearly $200 billion in the U.S. alone. The out-of-home industry is defined as radio broadcasting, billboard advertising, transit advertising, stadium signage, wallscapes on urban buildings, and other forms of advertising that primarily reach consumers when they are out of their homes. The out-of-home advertising industry generated revenues of more than $19 billion in 1998. The outdoor advertising industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as many smaller and local companies operating a limited number of structures in local markets. The Outdoor Advertising Association of America estimated that, as of 1998, there were approximately 396,000 traditional outdoor advertising billboards in the U.S.

         Outdoor media has a number of strengths as an advertising medium, including its ability to reach large audiences with repetitive impact at a relatively low cost as compared to other media, including television, radio, newspapers, magazines and direct mail marketing. However, traditional outdoor advertising has a number of limitations, including minimal targetibility, high cost of production, long lead times, inflexibility and significant zoning restrictions.

         In recent years, the advertising industry has undergone significant transformations. Digital technology is ushering in an era of dramatic change by providing advertisers with new forums and formats by which they can connect with and impact their target audience. Industry analysts believe that the relative importance of traditional advertising media will diminish as advertisers look for more creative solutions in response to new technologies. In addition, digital technology addresses many of the problems faced by traditional in-home and out-of-home advertising formats such as high production and labor costs, long lead times, restrictions on location and difficulty in updating stale information.

OUR MARKET OPPORTUNITY

         Through our network, we have created a new advertising distribution channel that allows advertisers to more effectively target their audience in an out-of-home environment. By providing advertisers with a new forum and format to reach their targeted audiences, we intend to capture an increasing share of the total advertising market. We believe our network is appealing to both traditional in-home and out-of-home advertisers who today employ a range of advertising formats including television, radio, newspaper and traditional outdoor. We believe that we will be able to attract national, regional and local advertisers to our digital network because of the unique benefits we are able to offer them.

         Ability to precisely target audiences. Our network offers advertisers the ability to target specific demographics on a site by site basis. We place our E*billboards in high traffic venues, including fast food restaurants, transit hubs, lobby shops, gas stations and convenience stores. Unlike traditional billboards, we are not constrained by real estate zoning or other site restrictions. As a result, we are able to target hard to reach upscale demographic sites which are highly appealing to advertisers. E*billboards are individually addressable and programmable and are profiled based on specific characteristics of their audience, including age, gender, race and income. This allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

         High impact appeal. Our network allows advertisers to reach audiences in new and more appealing out-of-home environments. The effectiveness of E*billboards is enhanced by positioning them in prominent locations where people are waiting or standing in line and by offering relevant and interesting programming. Programming is specifically developed for each market or region in which we have a presence, providing local relevancy and appeal to viewers. In addition, our technology allows us to deliver high resolution, full video advertisements and programming content. As a result, E*billboards have demonstrated a high level of impact and recall rates with little or no competition from other media.

         Speed and flexibility. Our technology and operating platform have the ability to support a global network for selling, creating, distributing and tracking digital advertisements and content. Through our network, advertisers can quickly purchase, create, place or change advertisements down the block or across the country. Whereas traditional outdoor advertising takes days or weeks to update, our technology reduces the lead times for advertising and programming changes to hours or minutes. Our clients are, therefore, able to modify their daily advertising to target specific parts of the day and feed in advertising updates at any time, which provides them with the ability to enhance the timeliness of their message with little incremental cost.

         Low cost. Based on traffic counts at our installed base of E*billboard sites, the present cost to our advertisers of approximately $3.50 per thousand impressions is substantially less than television, radio and print advertising which generally range from $7 to $20. Although our network is marginally more expensive, on a cost per thousand impressions basis, than most forms of outdoor advertising, E*billboards have no physical production requirements. Therefore, advertisers can put more of their advertising budget into acquiring additional advertising space rather than into the relatively high production charges associated with traditional outdoor advertisements. In addition, the speed and flexibility with which E*billboard advertisers can adjust their advertising format and program, at little or no incremental cost, provides significant advantages over traditional advertising media.

         We believe the strength of our network and its appeal to advertisers will increase as we expand our U.S. and global footprint. Our strategy is to rapidly expand the scale and breadth of our network. In addition to installing E*billboards throughout our current backlog of 5,000 secured but uninstalled sites, we will continue to broaden our presence in the U.S. by securing and installing additional sites in multiple locations and types of venues in order to increase the likelihood that viewers will encounter E*billboards several times each day. In this fashion, we intend to position our product as a common feature within the daily lives of our audiences and provide our advertisers the ability to target their audience on the basis of demographics, such as age, ethnicity, gender and income, as well as geography.

E*BILLBOARD SITES

         Our domestic geographic expansion is currently focused on the ten largest U.S. markets, with the intention of having a significant presence in the 25 largest U.S. markets by 2002. Our site growth strategy is to enter into exclusive alliances with three types of site owners or organizations owning, representing or having a relationship with:

         - multiple national and international sites (for example, our agreements with 7-Eleven, Otis, Cumberland Farms and the Korean American Grocers Association of America);

         - multiple regional sites (for example, New Jersey Transit Authority and franchisees of McDonald's, Taco Bell or Subway restaurants); and

         - local or single site operators with desirable demographic and location attributes.

         Our recently formed alliance with Otis will provide us with the opportunity to develop the largest digital out-of-home advertising presence in elevators across the globe. The agreement provides that Otis has the exclusive right to secure agreements to place E*billboards in elevators, escalators, moving walkways and shuttles throughout the world. Currently, Otis has agreements to maintain more than 1.2 million elevators worldwide.

         We also have an agreement with the Korean American Grocers Association of America under which we are the designated exclusive provider of video-based information, entertainment and advertising to E*billboards installed in stores owned or operated by members of the association.

         We intend to expand internationally by developing E*billboard networks in the Americas, Europe, Asia and Australia. We intend to use our alliance with Otis as the cornerstone of our global expansion strategy. In addition, we may also form alliances with local partners or independently develop our international network in other non-elevator venues.

         7-Eleven Agreement. We have an agreement with 7-Eleven which, as of December 31, 1999, covered 3,262 of the sites at which we have installed E*billboards and 2,065 of the additional sites for which we have agreements to install E*billboards. Under the agreement, we are the designated exclusive provider of video-based information, entertainment and advertising to all 7-Eleven stores and have the right to install, maintain and repair or replace the E*billboards at each participating store in accordance with an agreed upon rollout schedule. As a part of this agreement, we agreed to pay 7-Eleven the greater of a program fee equal to a percentage of the operating revenues from the sales of our advertisements which are broadcast on E*billboards in 7-Eleven stores or an annual minimum of $3.3 million per year until 2003, based on E*billboards installed as of December 31, 1999.

        Under the agreement as amended, we are required to complete the installation of E*billboards in at least 4,800 7-Eleven stores by November 30, 2000. If these installations are not completed by the deadline, then we must pay 7-Eleven liquidated damages of $150,000 on or before December 31, 2000. Furthermore, 7-Eleven has the right to terminate the agreement on 30 days notice if we do not have 4,800 E*billboards installed in 7-Eleven stores by May 30, 2001.

PROGRAMMING

         The advertising and programming loops for each E*billboard are created and controlled from our central hub in Minneapolis, allowing us to quickly and cost-effectively custom-tailor both the advertising and programming content on a regional or micro-targeted basis. We are able to customize programming information for local markets through our network management software.

         Our programming content is primarily comprised of national, regional and local topics of interest such as local weather, sports, trivia, news headlines and financial information. The network is designed so that programming information, such as weather and sports information, can be provided to us via an electronic feed from providers of such information, such as Reuters, Accu-Weather and Associated Press. Once the feed is received at our facilities, it is processed and distributed to relevant E*billboards across our network. As our footprint expands, we intend to develop our content production capabilities to maintain and further enhance the local relevancy and appeal of our digital content. We may do so by establishing relationships with new local or national content providers.

THE NETWORK

         Operations. Our E*billboards are installed in over 5,000 high traffic locations throughout the U.S. In each location, E*billboards present repeating sequences, or loops, of advertising and programming. As currently configured, the loops consist of twelve, ten-second advertising slots and six to eight, six-second programming slots. Programming slots include information such as local weather, sports, trivia, news headlines and financial information, as well as NGN-sponsored promotional content. For example, a Baltimore, Maryland 7-Eleven customer waiting in line may view the three-day Baltimore forecast, the Baltimore Orioles' baseball score and local news headlines interspersed with advertisements for Haagen-Dazs ice cream, a Chrysler dealership and a local dentist, among other messages. Our technology allows us to deliver high resolution, full motion video ads and editorial content with animation effects intended to capture audience attention while they are waiting or standing in line.

         We manage our E*billboards network using proprietary software that we developed expressly for an out-of-home advertising application. Our software technology incorporates Internet-enabled systems for selling, creating, distributing and tracking digital advertisements and content. From our central hub facility, we create programming and advertising that is transmitted to E*billboard sites in multiple locations. Because each E*billboard is individually addressable and profiled based on the demographic characteristics of its audience, advertisers can select a customized package of E*billboard locations that match their demographic objectives. Our digital network and central operating capability also allows our clients to feed in advertising updates at any time which provides them with flexibility to enhance the timeliness of their message, promote daily events and adjust formats with little incremental cost. The lead time for updating advertisements on E*billboards is faster than any traditional out-of-home media advertising format.

         Assembly, Installation and Maintenance. The E*billboard installation process is relatively quick and simple and typically requires no investment by site operators. We have a contractual arrangement with an independent contractor for the nationwide installation and maintenance of most of our E*billboards. The independent contractor has a network of offices throughout the U.S. and has been able to adequately satisfy all of our installation and maintenance needs to date. Under our agreement with the independent contractor, we pay a fee for each installation and a fixed monthly maintenance fee based on the number of existing E*billboard installations. The independent contractor maintains an inventory of spare parts for E*billboards at local warehouses within the vicinity of E*billboard sites.

         Network Infrastructure. Our network is built around the Internet protocol TCP/IP, allowing us to use various transmission methods. Currently, we use standard telephone lines to transmit our digital advertising and programming content. However, we have the ability to use Internet, satellite or wireless transmission solutions. In addition, we use a client server architecture, which Microsoft awarded the First Place Prize in the Comdex 1999 Windows World Open Competition. Our discrete server banks provide some redundancy protection in the case of system failures. We also have a diesel-powered generator as a backup power source at our central hub. Furthermore, we have implemented encryption, anti-virus and hub lock-out software to provide network security.

MARKET PORTFOLIO

     As of December 31, 1999, we operated our E*billboards in 17 major markets as follows:


             DMA                                     MARKET         NO. OF          ESTIMATED
             RANK           MARKET(1)              POPULATION        SITES       WEEKLY VIEWERS
             ----    ----------------------------  ----------      --------      --------------
              1      New York                      14,643,600         1,317        10,400,000
              2      Los Angeles                   11,522,935           578         4,600,000
              3      Chicago                        6,543,815           172         1,400,000
              4      Philadelphia                   5,511,985           307         2,400,000
              5      San Francisco                  4,952,195           245         1,900,000
              6      Boston                         4,529,755           241         1,900,000
              7      Dallas                         3,818,990           306         2,400,000
              8      Washington, DC                 4,012,095           519         4,000,000
              14     Tampa                          2,804,345           165         1,300,000
              16     Miami                          2,888,755           117           900,000
              20     Sacramento                     2,508,585            64           500,000
              22     Orlando                        2,107,275           257         2,000,000
              24     Baltimore                      2,034,360           204         1,600,000
              26     San Diego                      2,081,930           157         1,200,000
              40     Norfolk                        1,308,230           237         1,900,000
              44     West Palm Beach                1,175,090            67           500,000
              81     Ft. Myers                        746,188            54           400,000
                     Developmental Markets(2)                            24
                                                   ==========         =====        ==========
                     TOTALS                        73,190,128         5,031        39,300,000

     (1) In contiguous markets, such as Washington, D.C. and Baltimore, San Francisco and Sacramento, Miami and West Palm Beach and Tampa and Ft. Myers, we have a single sales office that supports both markets.
     (2) Developmental markets consist of markets in which we have installed 10 or less E*billboards.


ADVERTISING, SALES AND MARKETING

         Historically, we established our network on a market by market basis in the U.S. As we expand our network, we expect to attract more national and regional advertisers to complement our local advertisers. In 1999, we developed a diverse portfolio of over 500 advertising clients with varying demographic and geographic objectives. While our advertisers continue to be predominantly local, in the last quarter of 1999, we began attracting national advertisers including AT&T Wireless, Business Week, El Sitio and Fox Television. For all of our advertisers, we develop customized packages to meet their demographic requirements and geographic targets.

         As the geographic diversity of our sites increases, we believe that additional national advertisers will be increasingly attracted to E*billboards. Therefore, organizing our sales force around national product categories and their respective agencies will be a key initiative. By using the reach, flexibility and targetibility of our network, we can match specific packages against the needs of national advertisers.

         No single advertiser generates advertising revenues that are greater than 10% of our total advertising revenues on an annual basis.

         For local sales, we direct a significant portion of our sales effort on helping potential customers develop a targeted and effective advertising strategy using E*billboards. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales. We currently have 13 local sales offices serving 17 DMAs. Generally, each office is staffed with a general manager and four to ten salespersons. The size of the sales staff depends on various factors, including the physical size of the DMA and the number of E*billboard sites within the DMA. In early 1997, we realized our first operating revenues from advertising sales in markets where we have a dedicated sales force.

         All graphic design, network management, billing and other functions are handled from our corporate headquarters. We have developed local links to ensure that our local sales offices are able to access our central information systems and monitor the status of our network at any time. In addition, we provide our local sales agents with modem-equipped laptop computers so that they always have current information on the status of the network and can access our dedicated technical and creative staff to support local selling efforts. We developed this software to allow a salesperson to customize advertising proposals instantly to accommodate the stated preferences of the advertiser. For example, a salesperson can generate proposals based on a location within a specified radius, or site by site purchases. The proposals can specify cost (as well as other schedule information) and can prepare maps and location lists to show the exact E*billboard locations on which an advertisement will appear. In the future, we intend to allow our advertisers to manage their advertising program for E*billboards in-house, over the Internet. We are currently developing software that will enable advertisers to review advertising slots available on a site by site basis, develop national, regional or local advertising programs, generate automatic quotes and submit orders in an online and interactive environment.

         We are planning to develop and implement a national marketing and media plan to further build awareness and understanding of our E*billboard product. We will do this through a targeted media plan followed by a coordinated promotional calendar of national, regional and local levels.


COMPETITION

         The media industry is intensely competitive. We compete for advertising dollars directly with broadcast and cable television, the Internet, radio, magazines, newspapers, traditional billboards and direct mail marketers. In addition, we also compete with a wide variety of out-of-home advertising, including highway logo signs, advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. We believe that the out-of-home advertising industry is attracting numerous alternative media products, many of which will compete directly or indirectly with us. These products may be offered by companies with greater resources and with greater industry recognition than us, such as Clear Channel Communications and Infinity Broadcasting. We are aware of other companies that place displays that look similar to E*billboards in specific locations for commercial purposes, such as in stores, elevators, airports and subways. While we believe that we are favorably differentiated from existing media in competing for advertising, we are aware of other media that are more established and recognized by potential advertisers and advertising agencies.

PROTECTION OF TECHNOLOGY

         We view the computer software technology that we have developed as proprietary, and we attempt to protect our technology and trade secrets through the use of confidentiality and non-disclosure agreements and by other security measures. Trade secret law and confidentiality agreements offer protection that is limited in comparison to patent protection. Confidentiality and non-disclosure agreements may be difficult to enforce, and our products might be subject to reverse engineering. Consequently, our competitors may be able to develop or obtain technology similar to ours and produce products similar to those we are utilizing.

         We do not have patent or registered copyright protection on any of our proprietary software technology, and such technology might not be eligible for patent protection. We believe that significant portions of our software are entitled to copyright protection in the U.S. If we seek and obtain federally registered copyright protection for any of our software in the future, no assurance can be given that the copyright application would be accepted or that a capable and adequately financed competitor could not lawfully develop software that would perform the same function.

         We do not believe that we are infringing on the patent rights of any other person. A company has sent us a letter calling our attention to a patent they have relating to displays in elevators. They have not alleged that we have violated or infringed their patents. We believe that there is no basis for any claim that we would be liable for infringing their patent.

         We have received several federal registrations of service marks, including "NGN," "Next Generation Network," and "Out of Home That's In Your Face." In addition, we have applied for several additional federal registrations of service marks, including "E*billboard," "Proposal Machine," "Look Up and Win," and "In-Line TV." While no assurance can be given that the service marks will be issued on the pending applications, we are not aware that the service marks for which federal registration is sought infringe on existing service marks.

GOVERNMENT REGULATION

         We are not aware of any material legal or other regulatory restrictions which may adversely affect our business, other than those that affect businesses generally. The furnishing of in-store marketing services is subject to compliance with the Robinson-Patman Act. In general, the Robinson-Patman Act prohibits price discrimination and discriminatory promotional allowances and services between different purchasers of commodities of like grade and quality, the effect of which may be substantially to lessen competition in any line of commerce.

         Our use of telephone lines to transmit messages to our E*billboards subjects us to regulation by the Federal Communications Commission as well as laws and regulations affecting the advertising industry generally. While we have not sought determination on the issues, the FCC may attempt to prohibit us from transmitting tobacco advertisements on our E*billboards. In addition, certain state statutes restrict advertising of alcoholic beverages on our E*billboards.

         One of our competitive advantages over other forms of out-of-home advertising, such as billboards, is that in many desirable locations, zoning laws and regulations prohibit the erection of billboards. These zoning laws and regulations do not apply to our E*billboards. In the future, it is possible that zoning laws and regulations and building codes could be expanded to limit or prohibit our E*billboards.

EMPLOYEES

         As of December 31, 1999, we had 182 employees, of which 29 were involved in engineering, purchasing, corporate development and field operations, 25 were involved in network operations, marketing and creative service, 12 were involved in management and administration, 26 were involved in management information systems and accounting, and 90 were employed in regional sales offices. Our employees are not represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

RISK FACTORS


RISKS RELATED TO OUR BUSINESS

We have a history of net losses and may not be profitable in the future.

         We have incurred significant losses and have experienced substantial negative cash flow from operations. For the fiscal years ended December 31, 1999, 1998 and 1997, we incurred net losses of $(29,995,247), $(19,662,977) and
$(6,388,484), respectively, and we expect losses to continue in the future. We had an accumulated deficit of $(68,655,777) as of December 31, 1999, representing the effect of losses incurred since our inception. Our ability to incur debt, if necessary to fund our operations or a continued build-out of our network, may depend significantly on our ability to generate cash-flow from operations. Furthermore, our inability to generate positive cash flow in the future would have a material adverse effect on us and could adversely affect the market price of our common stock.

E*billboards are a new product that may not achieve market acceptance from advertisers or generate sufficient revenue to support us.

         Although the out-of-home advertising industry is over 125 years old, digital advertising such as our E*billboards is a relatively new method of providing out-of-home advertising. Because we are using new technology and the market is rapidly developing, the ultimate level of demand for and continued market acceptance of our network and our E*billboards are uncertain. Technological change and trends in the out-of-home advertising industry may lead to the emergence of other new cost-effective advertising products and services which may make our E*billboards less attractive to the public and to advertisers. If a market for advertising on E*billboards does not develop as we expect, our business, financial condition and operating results will be materially adversely affected.

We are dependent on our agreements with site operators.

         We have agreements with operators representing approximately 10,000 sites. Our profitability and the success of our growth plans will be significantly affected by our ability to renew these agreements and enter into new contracts for high traffic sites for the installation of E*billboards. Site operators who currently have or in the future will have E*billboards installed may not retain them at their sites beyond the expiration of existing agreements or we may not be able to continue to increase the number of sites in which E*billboards are installed or for which commitments have been made. We are especially dependent on our agreements with each of 7-Eleven and Otis.

         As of December 31, 1999, the 7-Eleven agreement covered 3,262 of the 5,031 sites at which we have installed E*billboards and 2,065 of the approximately 5,000 additional sites for which we have agreements (representing, in the aggregate, approximately 53% of the sites currently covered by agreements). If we fail to complete installations of E*billboards in at least 4,800 7-Eleven stores by November 30, 2000, we are required to pay them liquidated damages of $150,000 on or before December 31, 2000. Furthermore, 7-Eleven has the right to terminate the agreement on 30 days notice if we do not have 4,800 E*billboards installed in 7-Eleven stores by May 30, 2001.

         In addition, our agreement with Otis provides that Otis will secure rights to place E*billboards in elevators of major buildings throughout the world. Otis currently has agreements to maintain more than 1.2 million elevators in such buildings. Under the agreement, either we or Otis may terminate operations in a particular market if, among other things, the operation of the agreement within a market is no longer consistent with their respective business requirements. Either party may terminate the entire agreement if, among other things, operations are terminated in more than four markets during any calendar year or based on a deadlock in the steering committee. In addition, Otis may terminate the entire agreement if a competitor of Otis acquires more than 19% of our voting equity.

Because we are highly leveraged, we may not be able to obtain additional capital to fund our operations and finance our growth on terms acceptable to us or at all.

         As of February 25, 2000, we had outstanding total face amount of indebtedness of $40.5 million, including $38.4 million of senior secured PIK notes (reflected in our financial statements net of related discounts for GAAP), and our net interest expense for the fiscal year ended December 31, 1999 was $7.7 million. This high level of debt and our debt service obligations could have material adverse consequences, including:

         - increasing our vulnerability to general adverse economic and industry conditions;
         - requiring us to dedicate a substantial portion of our future cash flow, if any, to the servicing of debt;
         - making it difficult for us to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes in the future;
         - limiting flexibility in planning for, or reacting to, changes in our business and industry; and
         - being disadvantaged when compared to those of our competitors which have less debt.

         Beginning on February 1, 2001, we will be required to make semi-annual cash interest payments on our senior secured notes in the amount of $2.4 million until the notes mature in 2003, assuming all interest payments through August 2000 are paid in additional notes. Timely payment of the interest on and principal of our senior secured notes will require positive cash flow from operations. Our cash flow depends upon our future performance and financial, economic and other factors, some of which are beyond our control. Unless we realize these increases, we may be unable to meet obligations under our senior secured notes.

         If we are unable to generate cash flow from operations in amounts sufficient for us to be able to pay our debts as they become due, we may be required to refinance all or a portion of our debt, sell some or all of our assets or sell additional equity securities at prices that may be dilutive to existing investors. We may not be able to refinance all or a portion of our debt or sell our equity securities or assets on a timely basis, on acceptable terms or at all.

         We anticipate incurring additional debt in the future to fund the expansion, maintenance and upgrade of our systems. If new debt is added to our current debt levels, the related risks that we now face could intensify. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Our outstanding debt and restrictive terms of our indenture may make it more difficult for us to implement our strategy.

         Our business strategy will likely require us to incur additional debt to support our growth. This strategy may not be achievable because of our high level of debt and the restrictions imposed by the indenture governing our senior secured notes. The indenture restricts our ability to incur debt, make distributions, sell assets, create liens, make investments or engage in mergers and acquisitions. The indenture also restricts our ability to sell a minority interest in our subsidiaries or operate through joint ventures. These restrictions reduce our operating flexibility and may prevent us from expanding our existing business or developing or acquiring new businesses.

         Banks or other financial institutions may not be willing to lend to us, particularly in light of the significant amount and terms of our senior secured notes. Further, they may not be willing to lend on terms that are acceptable to us. Our inability to obtain bank or other financing could negatively affect our ability to meet our cash needs and could limit our ability to implement our business strategy.

We may be unable to generate sufficient revenue from the sale of advertising on our E*billboards.

         All or substantially all of our revenue for the foreseeable future is expected to be derived from the sale of advertising on E*billboards. To date, we have not achieved sufficient revenue from this source to achieve overall profitability. Accordingly, our success is dependent on our efforts to increase advertising sales. Because the utility and the ultimate attractiveness of E*billboards to advertisers is in large part dependent on our ability to offer advertising in a wide array of local, regional and national markets, a significant reduction in the number of our installed E*billboards or our inability to install E*billboards in such locations in a rapid and orderly manner may significantly affect our revenue generation potential.

         In addition, advertising revenue can be adversely affected by many conditions that are beyond our control, including:

             -  a general decline in economic conditions;
             - a decline in economic conditions in particular markets where we conduct business; or
             - a reallocation of advertising expenditures to other available media by significant users of our E*billboards.

         We may be unable to maintain our existing advertisers or attract additional advertisers in the future. A decrease in demand for advertising space or our inability to generate revenue from the sale of advertising on our E*billboard sites would materially and adversely affect us.

We rely on outside sources to assemble, install and maintain our E*billboards.

         All of our E*billboards are assembled and tested by a third party contractor. In addition, we have an agreement with an independent contractor for the nationwide installation and maintenance of most of our E*billboards. However, we do not have any arrangements with contractors for the installation and maintenance of E*billboards outside of the U.S. Because we employ third parties to assemble and install our E*billboards, the success of our business and the expected growth of our network is dependent on, among other things, the work of these third parties. Our failure to maintain suitable arrangements with third parties, and the failure of these third parties to perform, may have a material adverse effect on us. The failure of our outside sources to sustain production and satisfy demand for the installation and maintenance of finished E*billboards would have a material adverse effect on our business, financial condition and results of operations.

If we cannot retain our key personnel and hire additional qualified management and technical personnel, we may not be able to successfully manage our operations and pursue our strategic objectives.

         We are highly dependent on the services of certain key executives and technical employees and on our ability to recruit, retain and motivate high quality executive, sales and technical personnel. Competition for such personnel is intense, and the inability to attract and retain additional qualified employees required to expand our activities or the loss of current key employees could materially and adversely affect us.

Our continued growth could place strains on our management, which may adversely impact our business and the value of your investment.

         Over the past several years, we have experienced significant growth and change in our business activities and operations, including expansion in the number of E*billboard sites. Our past expansion has placed, and any future expansion will place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales and operations organizations. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.

Our competitors may have greater resources and name recognition than us.

         Many of our competitors in the media business are larger, possess significantly greater financial resources, have greater name recognition and have longer operating histories than us. Moreover, many of our competitors have more extensive customer bases, broader customer relationships and industry alliances that they can use to their advantage in competitive situations. An increase in competition could result in price and revenue reductions and lower profit margins as a result of a loss of clients. We may fail, therefore, to compete effectively against other media companies. Our failure to successfully compete would have a material adverse effect on us.

We will face risks inherent in international operations as we expand abroad.

         As we expand our operations internationally, we face the risks associated with general economic conditions and regulatory uncertainties inherent in conducting business abroad. Potential foreign government regulation of our technology, political and economic instability, as well as changes in foreign countries' laws affecting our international operations generally may have a material adverse effect on us. Exchange controls or other currency restrictions imposed by foreign governmental authorities may restrict our ability to convert local currency into U.S. dollars or other currencies, or to take those dollars or other currencies out of those countries. Fluctuations in currency exchange rates, including possible currency devaluations, may adversely affect our revenue stream from those countries. We may experience substantial losses due to these and other risks related to international operations.

We depend on the proper functioning and security of our network and computer systems.

         Our business depends on providing our clients with uninterrupted service. Therefore, we must protect the infrastructure of our system against damage from human error, physical or electronic security breaches, fire, earthquakes, floods and other natural disasters, power outages, sabotage, vandalism, technological failures beyond our control and other similar events. The occurrence of any system failure, service interruption or breach of security could cause:

             - an inability to meet our obligations under our advertising agreements;
             -  decreased revenues from advertising; and
             -  harm to our reputation.

         A significant degradation, service interruption or failure of our network and computer systems or telephone lines or breach of security could affect our ability to transmit information to E*billboards and lead to a substantial decrease in our advertising revenues and erosion in our client base. Despite all precautions we have taken, the occurrence of any event described above could have a material adverse effect on us.

Possible infringement of intellectual property rights could harm our business.

         We view the computer software technology that we have developed as proprietary and attempt to protect our technology and trade secrets through the use of confidentiality and non-disclosure agreements and by other security measures. Trade secret law and confidentiality agreements, however, offer only limited protection in comparison to patent protection. Confidentiality and non-disclosure agreements may be difficult to enforce, and our products might be subject to reverse engineering. If substantial unauthorized use of our software technology were to occur, our results of operations could be negatively affected. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar software technology. In addition, we cannot assure you that third parties will not claim that our technology infringes on the propriety rights of others.

The out-of-home advertising industry may be subject to increased government regulation.

         Our operations may be subject to increased federal, state and local government regulation of the out-of-home advertising business. Currently, our in-store advertising is subject to compliance with the Robinson-Patman Act, which prohibits price discrimination, discriminatory promotional allowances and services between different purchasers of commodities of like grade and quality, the effect of which may be substantially to lessen competition in any line of commerce. In addition, the use of telephone lines to transmit messages to our E*billboards subjects us to regulation by the Federal Communications Commission, as well as laws and regulations affecting the advertising industry in general. The FCC may attempt to prohibit us from transmitting tobacco or other kind of advertisements to our E*billboards. Moreover, certain state laws restrict advertising of alcoholic beverages on our E*billboards. Additional regulations or changes in the current laws regulating and affecting out-of-home advertising at the federal, state or local level, such as zoning regulations or building code, may have a material adverse effect on us.

ITEM 2.  PROPERTIES

         Our headquarters is located in Eden Prairie, Minnesota, a suburb of Minneapolis. We also lease warehouse space in Minneapolis. In addition, we have a regional sales office in each of New York, New York; Los Angeles, California; Philadelphia, Pennsylvania; San Francisco, California; San Diego, California; Boston, Massachusetts; Dallas, Texas; Washington, D.C.; Norfolk, Virginia; Orlando, Florida; Fort Lauderdale, Florida; Chicago, Illinois; and Tampa, Florida. Our leases expire on various dates, ranging from April 30, 2000 to December 31, 2006, and many provide for renewal options.


ITEM 3.  LEGAL PROCEEDINGS.

         Although we may be subject to litigation from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe will have a material adverse impact on our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In January 2000, we solicited the consent of registered holders of our outstanding 12% Senior Secured PIK Notes due 2003 (the "Notes") to amend certain provisions of our Indenture governing such Notes, including to carve-out from the restriction on the definition of affiliate transactions for the agreements which we entered into and amended in connection with the NBIC Equity Investment.

         In addition, we solicited waivers from registered holders of outstanding Notes of any and all notice requirements under the Indenture with respect to the Otis Agreement and NBIC's acquisition of common stock pursuant to the Stock Purchase Agreement.

         We received consents and waivers from holders of $53,293,000 in aggregate principal amount of Notes, representing 99.9% of the $53,294,000 aggregate principal amount of Notes outstanding.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no public trading market for the Company's common equity. The approximate number of holders of the Company's Common Stock is 59.

         The Company has not paid cash dividends on its Common Stock since inception, and does not anticipate paying dividends on its common stock in the foreseeable future. The Company is restricted from paying dividends under its Indenture covering the Series B Notes, as well as under its Certificate of Designation for its 8.25% Series A Cumulative Preferred Stock ("Series A Preferred Stock").

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         We are the leader in the emerging digital out-of-home media industry. We are currently implementing a rapid build-out of the world's largest network of digital video advertising displays, which we call E*billboards. Since our inception, we have developed our proprietary technology platform to deliver digital advertising and other media across our growing network of E*billboards in the U.S.

         We have organized our network rollout strategy on a market by market basis, concentrating on major U.S. advertising markets. As of December 31, 1999, we have installed E*billboards at 5,031 sites and we have secured long-term site rights covering approximately 5,000 additional sites that are pending installation. The historic build-out of our network is illustrated in the following table.

                        INSTALLED E*BILLBOARD SITES


DMA                             MARCH 31,     JUNE 30,   SEPT. 30,  DEC. 31,   MARCH 31,  JUNE 30,   SEPT. 30,  DEC. 31,
RANK         MARKET(1)            1998          1998       1998       1998       1999       1999       1999       1999
----         ---------          ---------     --------   ---------  --------   --------   --------   ---------  --------
  1      New York                      -         241        340       447         633         882      1,102     1,317
  2      Los Angeles                   -         407        490       490         490         500        515       578
  3      Chicago                       -           -          -        71         120         130        142       172
  4      Philadelphia                  -           -        244       247         269         286        291       307
  5      San Francisco                 -           -        191       197         198         202        215       245
  6      Boston                       21          21        154       179         177         189        217       241
  7      Dallas                      226         228        257       263         280         281        279       306
  8      Washington DC               505         506        509       510         507         509        517       519
  14     Tampa                       135         139        140       141         150         158        159       165
  16     Miami                        86          86         86        86          91          88         98       117
  20     Sacramento                    -           -         58        62          62          62         63        64
  22     Orlando                     238         239        243       243         248         251        257       257
  24     Baltimore                   204         205        204       202         203         204        204       204
  26     San Diego                     -           -        113       133         134         140        141       157
  40     Norfolk                     237         236        236       238         241         240        240       237
  44     West Palm Beach              63          63         63        63          64          65         65        67
  83     Ft. Myers                    45          45         46        46          51          51         52        54
         Developmental                11          12         12        12          16          16         18        24
                                   -----       -----      -----     -----       -----       -----      -----     -----
         Markets(2)

         TOTAL SITES               1,771       2,428      3,386     3,630       3,934       4,254      4,575     5,031
                                   =====       =====      =====     =====       =====       =====      =====     =====

         (1) In contiguous markets, such as Washington, D.C. and Baltimore, San Francisco and Sacramento, Miami and West Palm Beach and Tampa and Ft. Myers, we have a single sales office that supports both markets.
         (2) Developmental markets consist of markets in which we have installed 10 or less E*billboards.

         Our current geographic expansion is primarily focused on the ten largest U.S. markets, with the intention of having a significant presence in the 25 largest U.S. markets by 2002.

         We generate revenues principally through the sale of advertising on our network. E*billboards present repeating sequences, or loops, of advertising and programming. As currently configured, the loops consist of twelve ten-second advertising slots and six to eight six-second programming slots, which currently provide our network with more than 60,000 advertising slots available for sale on a daily basis. We charge a fixed daily rate for advertising slots which, during 1999, averaged approximately $4.00. Advertising rates are based upon the availability of space on the network for the desired location, the size and demographic makeup of the market served by the E*billboards and the availability of alternative advertising media in the area. Most advertising contracts are short-term, typically for periods of one to three months, and are with local and regional advertisers. As the number and geographic diversity of our sites increases, we believe we will be able to attract more national advertisers to our network, thereby increasing the contribution of national advertising revenue to our total advertising revenue in the future.

         We recognize advertising revenues at the time the advertisement appears on our network. We bill advertisers monthly for contracts that exceed one month in length, and on the first day of the month during which the advertisement appears on our network for contracts for shorter periods. When advertising agencies are involved, they deduct a commission, which typically is 15% of gross revenue, and remit only the net amount to us.

         Prior to and during 1997, we sold E*billboards in selected markets to local media companies with which we had agreements and they independently obtained advertising clients in their local and regional areas. In addition to receiving revenues on equipment sales to these companies, we also received royalties on advertising sales and network operating fees. In 1997, we reacquired the equipment and terminated these agreements with the local media companies. Network equipment and operating revenues were not significant during 1998 and 1999, and we do not expect them to be significant in the future.

         Installation costs for a new site include the cost of acquiring hardware and the cost to install the equipment, which are capitalized and depreciated over five years. The fully installed average per site cost for a typical site with a single E*billboard is approximately $2,500. At some sites, more than one E*billboard is installed; at those sites, we may receive higher advertising rates.

         Network operating expenses are costs associated with the daily operation, maintenance and depreciation of E*billboards, as well as the site agreement fees paid to site owners. Most network operating expenses generally increase proportionally with the number of installed sites. On a site by site basis, telecommunication and maintenance costs remain relatively fixed, averaging approximately $55 to $65 per month. Accordingly, we expect that these telecommunication and maintenance expenses as a percentage of advertising revenues will decrease as our advertising revenues increase. In addition, site agreements generally provide the site operator with a percentage of the advertising revenues (typically 10% per site) derived from the E*billboards at the particular site. Some site agreements provide for a minimum annual site fee. Based on the number of E*billboards installed on December 31, 1999, we are committed to minimum site agreement fees of approximately $3.3 million annually through 2003. We incur network operating expenses in connection with the E*billboards prior to generating revenues from the sites.

         Selling expenses include all costs associated with operating our sales offices. The majority of these expenses are related to compensation and related benefits for sales personnel. We pay our sales personnel fixed salaries and sales commissions. During 1998 and 1999, the commission portion of the compensation was 10.7% and 13.2% of net revenues, respectively.

         General and administrative expenses include rent for our headquarters and compensation and related benefits for personnel involved in corporate development, field operations, network operations, marketing, creative services, management information systems and accounting.

         Corporate overhead includes compensation and related benefits for senior management and administrative personnel, legal, accounting and other professional fees, travel, insurance and telecommunications.

         Costs of acquiring hardware and installing it in new sites are capitalized and depreciated over five years. Other equipment and furnishings are depreciated over their lives of three to seven years. Leasehold improvements are amortized over the terms of the respective leases.

         Consistent with our expansion strategy, we formed an alliance with Otis in January 2000. The agreement provides that Otis has the exclusive rights to place E*billboards in elevators, escalators, walkways and shuttles throughout the world. Currently, Otis has agreements to maintain more than 1.2 million elevators in such buildings. Otis is responsible for the negotiation of site agreements and the installation and maintenance of E*billboards. We are not responsible for any capital expenditures related to the installation of E*billboards at any of these sites because Otis may either sell the equipment to the site owner or may fund those expenditures. As consideration, Otis receives a percentage of the advertising revenues that we derive from each E*billboard on a site by site basis, a portion of which Otis may remit to the relevant site operator. The agreement also provides Otis with incentive payments upon the obtainment of certain installation goals. We are responsible for on-going network operations, including advertising sales and content generation. Typically, we intend to place an E*billboard in every elevator at each site and as a result, we expect to charge a higher advertising rate per site than we currently receive for a typical site with only one E*billboard.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

         Net Revenues. Net revenues increased to approximately $5.5 million for the fiscal year ended December 31, 1999, from approximately $2.6 million for the fiscal year ended December 31, 1998, or 112.4%. The increase was attributable to an increase in the average number of sites operating during the year (4,285 in 1999 compared to 2,598 in 1998), an increase in the average daily advertising rate and increased occupancy levels of advertising slots sold.

         Network Operating Expenses. Network operating expenses increased to approximately $6.9 million for the fiscal year ended December 31, 1999, from approximately $4.1 million for the fiscal year ended December 31, 1998, or 67.5%. The increase was due primarily to the increase in the average number of installed E*billboard sites, which increased 65.0% from 1998 to 1999. Major components of network operating expenses for the respective periods are:



                                                  Year Ended December 31,
                                                 ------------------------
                                                  1998              1999
                                                  ----              ----
Site agreement expense                        $2,088,000        $3,465,000
Telecommunications expense                     1,570,000         2,425,000
Maintenance expense                              483,000         1,047,000

         Selling Expenses. Selling expenses increased to approximately $9.0 million for the fiscal year ended December 31, 1999, from approximately $6.1 million for the fiscal year ended December 31, 1998, or 48.1%. The increase resulted primarily from the addition of sales office staff (average 1999 headcount of 86 compared to 1998 average of 61), increased commissions due to increased sales and costs associated with opening additional regional sales offices during the second half of 1998 to support the increase in E*billboard site installations as noted above.

         General and Administrative Expenses. General and administrative expenses increased to approximately $5.4 million for the fiscal year ended December 31, 1999, from approximately $3.6 million for the fiscal year ended December 31, 1998, or 49.6%. The increase was primarily attributable to employee compensation and related costs, the largest component of general and administrative expense, which increased to $5.1 million in 1999 compared to $3.1 million in 1998. The increases were due to the additional administrative staff in computer operations and graphic creation to support the sales offices and larger installed network and increased corporate development staff to assist in securing additional venues and increased rent associated with the relocation of our headquarters ($541,000 in 1999 compared to $220,000 in 1998). Research and development costs decreased to $233,000 in 1999 compared to $430,000 in 1998. The decrease in research and development costs was due to the substantial completion of our network technology platform during 1999. We capitalized $139,000 of software costs developed or obtained for internal use during 1999. Prior to 1999, these costs were expensed.

         Billboard Cash Flow. Billboard cash flow was $(15.9) million for the fiscal year ended December 31, 1999 and $(11.3) million for the fiscal year ended December 31, 1998 as a result of the above factors.

         Corporate Overhead. Corporate overhead increased to approximately $3.6 million for the fiscal year ended December 31, 1999, from approximately $2.1 million for the fiscal year ended December 31, 1998, or 72.9%. This increase was primarily due to increased legal, accounting, and other professional fees ($782,000 in 1999 compared to $329,000 in 1998), increased compensation and related benefits ($1.7 million in 1999 compared to $922,000 in 1998) and increased travel expenses ($494,000 in 1999 compared to $220,000 in 1998).

         EBITDA. EBITDA was $(19.5) million for the fiscal year ended December 31, 1999 and $(13.4) million for the fiscal year ended December 31, 1998 as a result of the above factors.

         Depreciation and Amortization. Depreciation and amortization increased to approximately $2.8 million for the fiscal year ended December 31, 1999, from approximately $1.4 million for the fiscal year ended December 31, 1998, or 101.5%. Depreciation expense relating to our E*billboard equipment was $2.2 million in 1999 compared to $1.1 million in 1998.

         Operating Loss. As a result of the above factors, operating loss increased to approximately $22.2 million for the fiscal year ended December 31, 1999, from approximately $14.7 million for the fiscal year ended December 31, 1998, or 51.0%.

         Net Interest Expense. Net interest expense increased to approximately $7.7 million for the fiscal year ended December 31, 1999, from approximately $4.9 million for the fiscal year ended December 31, 1998, or 55.8%. The increase was primarily attributable to a full year of interest on our 12% senior secured PIK notes as well as the increased principal amount.

         Net Loss. As a result of the above factors, the net loss increased to approximately $32.9 million for the fiscal year ended December 31, 1999, from approximately $22.2 million for the fiscal year ended December 31, 1998, or 48.2%.

Year Ended December 31, 1998 compared to Year Ended December 31,1997

         Net Revenues. Net revenues increased to approximately $2.6 million for the fiscal year ended December 31, 1998, from approximately $1.8 million for the fiscal year ended December 31,

1997, or 41.7%. The increase was attributable to the shift in our business from owner-operator network operating fees to sales of advertising on our own E*billboards and the opening of local sales offices. Three offices were opened in former owner-operator markets during the first quarter of 1998 and five new offices were opened in the remainder of 1998. Advertising revenues from newly opened markets were minimal since efforts were concentrated on staff hiring and training.

         Network Operating Expenses. Network operating expenses increased to approximately $4.1 million for the fiscal year ended December 31, 1998, from approximately $2.3 million for the fiscal year ended December 31, 1997, or 83.5%. The increase was due primarily to the increase in the average number of sites, which increased 64.6% from 1997 to 1998. Major components of network operating expenses for the respective periods are:



                                                   Year Ended December 31,
                                              ----------------------------
                                                    1997             1998
                                                    ----             ----
Site agreement expense                        $1,120,000         $2,088,000
Telecommunications expense                       888,000          1,570,000
Maintenance expense                              248,000            483,000

         The increase in site agreement expense was due to the repurchase of equipment in former owner-operator markets in August 1997, and also due to the installation of additional E*billboards. Site agreement expense was recorded net of reimbursement from owner-operators so our expense increased when the owner-operators forfeited their territorial rights.

         Selling Expenses. Selling expenses increased to approximately $6.1 million for the fiscal year ended December 31, 1998, from approximately $1.8 million for the fiscal year ended December 31, 1997, or 245.0%. The increase resulted primarily from the addition of sales office staff (average 1998 headcount of 61 compared to 1997 average headcount of 17), increased commissions due to increased sales and costs associated with opening additional regional sales offices during the second half of 1998 to support the increase in site installations as noted above.

         General and Administrative Expenses. General and administrative expenses increased to approximately $3.6 million for the fiscal year ended December 31, 1998, from approximately $1.9 million for the fiscal year ended December 31, 1997, or 96.8%. The increase was primarily attributable to employee compensation and related costs, the largest component of general and administrative expense, which increased to $3.1 million in 1998 compared to $1.8 million in 1997. The increases were due to additional administrative staff in computer operations and graphic creation to support the sales offices and our larger installed network and increased corporate development staff to assist in securing additional venues. Research and development costs increased to $430,000 in 1998 compared to $363,000 in 1997.

         Billboard Cash Flow. Billboard cash flow was $(11.3) million for the fiscal year ended December 31, 1998 and $(4.1) million for the fiscal year ended December 31, 1997 as a result of the above factors.

         Corporate Overhead. Corporate overhead increased to approximately $2.1 million for the fiscal year ended December 31, 1998, from approximately $1.4 million for the fiscal year ended December 31, 1997, or 48.6%. This increase was primarily due to increased legal, accounting, and other professional fees ($329,000 in 1998 compared to $177,000 in 1997), increased compensation and related benefits ($922,000 in 1998 compared to $674,000 in 1997) and increased travel expenses ($220,000 in 1998 compared to $160,000 in 1997).

         EBITDA. EBITDA was $(13.4) million for the fiscal year ended December 31, 1998 and $(5.5) million for the fiscal year ended December 31, 1997 as a result of the above factors.

         Depreciation and Amortization. Depreciation and amortization increased to approximately $1.4 million for the fiscal year ended December 31, 1998, from approximately $714,000 for the fiscal year ended December 31, 1997, or 92.2%. Depreciation expense relating to our E*billboard equipment was $1.1 million in 1998 compared to $543,000 in 1997.

         Operating Loss. As a result of the above factors, operating loss increased to approximately $14.7 million for the fiscal year ended December 31, 1998, from approximately $6.2 million for the fiscal year ended December 31, 1997, or 136.8%.

         Net Interest Expense. Net interest expense increased to approximately $4.9 million for the fiscal year ended December 31, 1998, from $168,000 for the fiscal year ended December 31, 1997, or 2,839%. The increase was due to the issuance of $45 million of senior secured notes in February 1998. Interest income increased to $1.6 million in 1998 compared to $113,000 in 1997. The increase was due to investing the unused proceeds from the issuance of the notes.

         Net Loss. As a result of the above factors, the net loss increased to approximately $22.2 million for the fiscal year ended December 31, 1998, from approximately $8.0 million for the fiscal year ended December 31, 1997, or 176.6%. We expect to incur additional costs to install additional E*billboards and for operating costs to expand our network. As we continue to build-out our network, we expect to operate at a loss for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         Through December 31, 1999, our primary source of liquidity has been proceeds from the sale of equity and debt securities.

         As of December 31, 1999, total cash and cash equivalents were $403,000 compared to $24.7 million as of December 31, 1998. The decrease in cash was a result of $18.4 million of cash used in operating activities (due to the loss from operations) and $5.9 million of cash used in investing activities (primarily for capital expenditures related to the expansion of our network). We expect that increasing sales volume will require the use of additional cash. In January 2000, a subsidiary of United Technologies Corporation, the parent company of Otis, invested approximately $30 million in cash in us and increased our cash balance to $27.1 million as of January 31, 2000.

         Interest on the senior secured notes is payable either in cash or additional senior secured notes, at our option, through August 1, 2000. On February 25, 2000, we purchased $18.1 million aggregate face amount of senior secured notes from a note holder for $2.9 million, leaving an aggregate face amount of senior secured notes outstanding of $38.4 million. We expect to pay interest through August 1, 2000, by issuing additional senior secured notes. Thereafter, our semi-annual cash interest requirements will be $2.4 million until the notes mature on February 1, 2003.

         Our primary uses of cash are capital expenditures for E*billboards and for our working capital requirements. We anticipate capital expenditures of at least $30 million related to the purchase and installation of our E*billboards over the next two years. To the extent we are successful at securing more sites than anticipated, our capital expenditures and working capital requirements could be significantly larger than anticipated. Our cash flow is dependent on our ability to increase advertising revenues and is subject to financial, economic and other factors, some of which are beyond our control. If we are unable to increase revenues as anticipated or operating expenses are higher than anticipated, we may need to raise additional capital to satisfy our obligations. We cannot assure you that the additional funds will be available, or if available, will be available on terms acceptable to us.

SEASONALITY

         Our business is in a growth phase as we continue to expand our footprint. Consequently, we have not experienced any material seasonal factors which have affected our advertising revenues to date. We do expect, however, that seasonal revenue fluctuations caused by variations in advertising expenditures by local, regional and national advertisers, may effect our revenues in the future as we achieve a larger installed base of E*billboard sites.

MARKET RISK AND IMPACT OF INFLATION

         We do not believe we have any significant risk related to interest rate fluctuations since we have only fixed rate debt. We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 1999. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer systems and programs using two digits rather than four to identify a given year. As a result, computer systems or programs that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which could result in a variety of failures and other errors. Our business is dependent on the Year 2000 compliance of our own computer systems and software including the software that we supply to our customers, as well as that of third parties, such as major content providers, and the infrastructure that supports the Internet.

         In preparation for the Year 2000, we tested our software and hardware and performed minor remedial work on our software to ensure Year 2000 compliance. Because we are a relatively new business, the majority of our own hardware and software has been acquired or developed within the last two years, during which time there was a high awareness of Year 2000 issues.

         To date, we have not experienced any material difficulties associated with the Year 2000 issue. To our knowledge, no third party upon which we depend has experienced a material Year 2000 problem. However, it is still possible that errors or defects may remain undetected, or that dates other than January 1, such as February 29, 2000, may trigger Year 2000 problems. If this occurs with respect to our software or computer systems, or those of third parties on which we rely, our reputation, business, operating results and financial condition could suffer.

         As of December 31, 1999, we estimate that we incurred and expensed approximately $30,000 on matters related to addressing Year 2000 issues. We estimate further Year 2000 expenses to be no more than $10,000 during the fiscal year 2000.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements follow Item 13 in this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth the name, age and positions of each of our executive officers and directors:

                      NAME                    AGE                 POSITION
     ------------------------------------     ---       ----------------------------
     Gerard P. Joyce.....................     48        Chairman of the Board of Directors and President
     Thomas M. Pugliese..................     37        Vice Chairman of the Board of Directors, Chief Executive
                                                         Officer and Secretary
     Stephen Nesbit......................     48        Executive Vice President of Operations, Corporate Development
                                                         and MIS
     Tracy Crocker.......................     40        Executive Vice President of Sales and Marketing
     Michael J. Kolthoff.................     47        Vice President, Treasurer and Assistant Secretary
     Anthony Bonacci.....................     36        Director
     Ari Bousbib.........................     39        Director
     Thomas J. Davis.....................     52        Director
     J. William Grimes...................     59        Director
     Malcolm Lassman.....................     61        Director
     Michael J. Marocco..................     41        Director
     Susan Molinari .....................     41        Director
     David Pecker........................     48        Director
     Alejandro Zubillaga.................     31        Director


        Gerard P. Joyce. Mr. Joyce founded NGN, together with Thomas Pugliese, in 1990 and has served as our Chairman of the Board of Directors since inception and as our President since December 1991. Prior to 1990, Mr. Joyce was Chairman and Chief Executive Officer of the Patrick Media Group, Inc., a successor to a company he formed in 1969. The Patrick Media Group, Inc. became the largest out-of-home advertising company in the U.S. Mr. Joyce sold his controlling interest in the Patrick Media Group, Inc. in September 1989. Mr. Joyce is Thomas Davis' brother-in-law.

        Thomas M. Pugliese. Mr. Pugliese founded NGN, together with Gerard Joyce, in 1990 and has served as our Vice Chairman of the Board of Directors, Chief Executive Officer and Secretary since our inception. From 1988 to 1990, Mr. Pugliese was President of Thomas More & Company, Inc., a private investment banking firm. From 1984 through 1988, Mr. Pugliese was an investment banker with Shearson, Lehman, Hutton Inc. and its predecessor firm, E. F. Hutton & Company, Inc. where he held various positions in New York and London, including as American representative for the firm's international investment banking operations. Mr. Pugliese is Anthony Bonacci's brother-in-law.

         Stephen Nesbit. Mr. Nesbit was appointed as our Executive Vice President of Operations, Corporate Development and MIS in 1999. He has over 25 years experience in high technology in the computer, networking and software industries. Prior to joining NGN, he served as CEO and founder of NetCard Systems, Inc., an Internet e-commerce start-up company from 1998 to 1999. From 1994 to 1997, he was a Vice President for Sandia Imaging Systems, Inc. Mr. Nesbit has held various general management, marketing, sales and board of directors positions with various companies, including IBM, Wang Labs and BBN Communications, the original networking architect of the Internet.

         Tracy Crocker. Mr. Crocker was appointed as our Executive Vice President of Sales and Marketing in January 2000. Mr. Crocker served in various positions with the world's leading brand marketers, including Procter & Gamble, Pepsi and Nabisco. From 1996 to 1999, he served as Vice President for Nabisco's Western Division, with nearly a billion dollars in sales and 2,500 employees. From 1988 to 1996, he held various positions at PepsiCo, the last of which was Vice President of National Sales and Marketing.

         Michael J. Kolthoff. Mr. Kolthoff currently serves as our Vice President, Treasurer and Assistant Secretary. From 1993 until he joined us in July 1995, Mr. Kolthoff was Chief Financial Officer for ONYX Real Estate Services. From May 1985 until November 1992, he was Chief Financial Officer of Maico Hearing Instruments. Mr. Kolthoff is a Certified Public Accountant in the State of Minnesota.

         Anthony Bonacci. Mr. Bonacci was elected as a director in February 2000. Mr. Bonacci is a shareholder of Colombo & Bonacci, P.C., a Phoenix, Arizona law firm, a position he has held since 1992. Prior to that time, he was an attorney with the law firm of Brown & Bain, P.A. Mr. Bonacci is Mr. Pugliese's brother-in-law.

         Ari Bousbib. Mr. Bousbib was elected as a director in January 2000. Since April 1997, Mr. Bousbib has been a Vice President of United Technologies Corporation responsible for strategic planning and corporate development functions. From 1995 to 1997, he was Managing Director of The Strategic Partners Group. Prior to that time, he was a partner at the consulting firm, Booz, Allen & Hamilton. In addition, he serves as a director for Techmetrics, International Fuel Cells, Dow-UT and MyAircraft.com.

         Thomas J. Davis. Mr. Davis has been one of our directors since 1996. Mr. Davis is an executive with Piaker & Lyons, P.C., a New York accounting firm where he has been employed since 1972. Mr. Davis specializes in auditing, financial reporting and planning for closely-held businesses in the communications and other industries. Mr. Davis is a Certified Public Accountant in the State of New York. Mr. Davis is Gerard Joyce's brother-in-law.

         J. William Grimes. Mr. Grimes was elected as a director in February 2000. Since 1996, Mr. Grimes has been a member of BG Media Investors LLC, a company he founded. BG Media Investors LLC is a private equity capital firm specializing in investments in media and telecommunications companies. From 1994 until 1996, Mr. Grimes was the Chief Executive Officer of Zenith Media, a media services agency. Mr. Grimes serves on the board of directors of InterVU, Inc., i3 Mobile Inc., Versaware and American Media Inc. and is an Executive Director of the New School University's Media Management Program.

         Malcolm Lassman. Mr. Lassman has been one of our directors since 1998. Mr. Lassman is a managing partner of the Washington office of Akin, Gump, Strauss, Hauer & Feld, L.L.P., a leading international law firm, a position he has held since 1970.

         Michael J. Marocco. Mr. Marocco has been one of our directors since 1996. Mr. Marocco is a managing director of Sandler Capital Management, which he joined in 1989. Sandler is a communications specific capital management firm, managing approximately $2 billion invested in both public and private companies. He is a general partner at the firm with primary responsibility for private investment activities. He also serves as a director for Source Media Inc., which is a public company listed on Nasdaq, and Convergent Communications Inc.

         Susan Molinari. Ms. Molinari was elected as one of our directors in 1999. Since 1998, Ms. Molinari has been a senior public affairs consultant with Fleishman-Hillard Inc. Ms. Molinari is a prominent Republican political figure whose political career began with her election to the New York City Council where she served from 1986 to 1990. She also served as a member of the United States House of Representatives from 1990 to 1997 and hosted the CBS Morning Show from 1997 to 1998.

         David Pecker. Mr. Pecker was elected as a director in September 1999. Since 1999, Mr. Pecker has been the Chairman, Chief Executive Officer, President and a director of American Media, Inc. Prior to that time, Mr. Pecker had been the Chief Executive Officer since 1992, and President since 1991, of Hachette Filipacchi Magazines, Inc. Mr. Pecker has over 20 years of publishing industry experience, having worked as the Director of Financial Reporting at CBS, Inc. Magazine Group and as the Vice President and Controller of Diamandis Communications Inc.

         Alejandro Zubillaga. Mr. Zubillaga has been one of our directors since 1998. He is the founder of Veninfotel, L.L.C., a leading provider of broad band communications services and, since 1995, has been the Chairman. Mr. Zubillaga is also the Chief Executive Officer of E Quest Partners, Ltd., a Latin American internet venture capital fund based in New York City.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation for each of the last three fiscal years for our chief executive officer and president. These individuals are referred to as the named executive officers.


                                            ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                    ------------------------------------  --------------------------------------
                                                                                    AWARDS            PAYOUTS
                                                                          ------------------------  ------------
                                                                                        SECURITIES
                                                                OTHER                     UNDER-
                                                               ANNUAL      RESTRICTED     LYING                    ALL OTHER
    NAME AND PRINCIPAL                                         COMPEN-       STOCK       OPTIONS/       LTIP         COMPEN-
         POSITION           YEAR      SALARY       BONUS       SATION       AWARD(S)       SARS        PAYOUTS      SATION(1)
-------------------------  ------   ----------   ---------   -----------  ------------  ----------  ------------  -----------
 Gerard P. Joyce.........   1999    $ 251,741    $ 150,000                           -           -             -  $    21,975
   Chairman of the          1998      251,741       60,000                           -           -             -            -
   Board and President      1997      251,741       60,000                           -           -             -            -

 Thomas M. Pugliese......   1999      250,000      150,000                           -           -             -        6,150
   Vice Chairman, Chief     1998      250,000       50,000   $    17,710             -           -             -            -
   Executive Officer,       1997      212,587                                        -           -             -            -
   Secretary

--------
(1) Represents the dollar value of life insurance premiums that we have paid for the benefit of the individual.


OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning the option grants to the named executive officers during 1999. The options were granted pursuant to our 1998 non-qualified stock option plan.

                                            INDIVIDUAL GRANTS
                           ----------------------------------------------------
                                         % OF TOTAL
                              NUMBER      OPTIONS                                  POTENTIAL REALIZABLE VALUE
                          OF SECURITIES  GRANTED TO   EXERCISE                        AT RATES OF STOCK PRICE
                            UNDERLYING    EMPLOYEE    OF BASE                              APPRECIATION
                              OPTIONS    IN FISCAL      PRICE       EXPIRATION       FOR OPTION TERM ($)(2)
                            GRANTED(#)    YEAR(1)     ($/SHARE)       DATE             5%              10%
                            ----------    -------     ---------       ----             --              ---
Gerard P. Joyce              100,000        12.3        $7.70        1/1/09         424,523         1,045,620
Thomas M. Pugliese           100,000        12.3        $7.70        1/1/09         424,523         1,045,620
Stephen Nesbit                68,000         8.3        $7.70        1/1/09         288,675           711,021
Tracy Crocker                 68,000         8.3        $7.70        1/1/09         288,675           711,021
Michael J. Kolthoff           10,000         1.2        $7.70        1/1/09          42,452           104,562

-------------------------

(1) Options to purchase a total of 815,000 shares of our common stock at an exercise price of $7.70 per share were granted in 1999.

(2) In accordance with the rules of the SEC, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on the assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and do not reflect our estimates or projections of the future price of our common stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the option holder's continued employment through the option period, and the date on which the options are exercised.

OPTION EXERCISES IN LAST FISCAL YEAR

     The following table sets forth certain information concerning all unexercised options held by the named executive officers as of December 31, 1999.

                                                      NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED IN-THE-
                              SHARES                        OPTIONS AT                     MONEY OPTIONS AT
                             ACQUIRED                    FISCAL YEAR-END(#)                 FISCAL YEAR-END
                                OR       VALUE           ------------------                 ---------------
         NAME                EXERCISE   REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
         ----                --------   --------    -----------   -------------    -----------      -------------
 Gerard P. Joyce...........     --         --          --            100,000           --                --
 Thomas M. Pugliese........     --         --          --            100,000           --                --
 Stephen Nesbit............     --         --          --             68,000           --                --
 Tracy Crocker.............     --         --          --             68,000           --                --
 Michael J. Kolthoff.......     --         --         4,000           10,000           --                --
-------------------------

         Non-employee directors of the Company receive a director's fee of $1500 for each Board of Directors meeting attended in person, and for each separate committee meeting attended in person.

EMPLOYMENT AGREEMENTS

         On January 1, 2000, we entered into employment agreements with each of Gerard P. Joyce and Thomas M. Pugliese, effective through January 31, 2004. The compensation for each employee is comprised of an annual salary of $300,000, an annual bonus, as determined by the board, and additional benefits, including stock options upon the consummation of this offering and a life insurance policy with benefits of $10 million. If either Mr. Joyce or Mr. Pugliese is terminated without cause, he is entitled to a severance payment equal to the greater of double the amount of the lesser of his base salary and one-half of any bonuses for the preceding 24 months (Current Annual Compensation), or $500,000 and his Current Annual Compensation multiplied by the number of years remaining in the term. However, if either Mr. Joyce or Mr. Pugliese is discharged for cause, we no longer have any obligation to pay either of them any compensation, except for any compensation and benefits accrued prior to the date of such discharge.


         Each employment agreement contains a non-competition provision that prevents Mr. Joyce and Mr. Pugliese from engaging or associating with a competing business during a period of 24 months from the date of termination. Mr. Joyce and Mr. Pugliese are also subject to non-solicitation and non-disclosure obligations effective for two and three years, respectively, from the date of termination.

401 (K) PLAN

         We maintain a retirement plan established in conformity with Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all of our eligible employees. Pursuant to the 401(k) plan, employees may elect to defer up to 15% of their current pre-tax compensation and have the amount of such deferral contributed to the 401(k) plan. The maximum elective deferral contribution was $10,000 in 1999, subject to adjustment for cost-of-living in subsequent years. Some highly compensated employees may be subject to a lesser limit on their maximum elective deferral contribution. The 401(k) plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently do not match employee contributions. The 401(k) plan is qualified under Section 401 of the Code so that contributions by the employees and employer, if any, to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us when made.

STOCK OPTION PLANS AND OTHER EMPLOYEE INCENTIVE PLANS

         We have adopted four stock option plans for the purpose of advancing our interests and the interests of the stockholders by strengthening our ability to attract and retain competent employees, to make service on the board of directors more attractive to present and prospective non-employee directors and to provide a means to encourage stock ownership and proprietary interest in us by officers, non-employee directors and valued employees and other individuals upon whose judgment, initiative and efforts affect our financial growth. The plans are currently, and have been since their adoption, administered by the board of directors and the compensation committee of the board.

         2000 Stock Incentive Plan. The purpose of this plan is to provide directors, officers, employees, consultants and independent contractors with additional performance incentives by increasing their ownership interest in us. Individual awards under the plan may take the form of one or more of: (i) either incentive stock options, known as ISOs, or non-qualified stock options, known as NQSOs; (ii) stock appreciation rights, known as SARs; (iii) restricted or deferred stock; (iv) dividend equivalents; and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of our common stock. The compensation committee will administer the plan and generally select the individuals who will receive awards and the terms and conditions of those awards.

         We have reserved 1,300,000 shares of common stock for use in connection with the plan. Shares of common stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

         The plan will remain in effect until terminated by the board of directors. The plan may be amended by the board of directors without the consent of the stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any federal or state law or regulation or by rules of any stock exchange or automated quotation system on which our common stock may then be listed or quoted.

         In connection with the Offering, ISOs to purchase an aggregate of 666,000 shares of our common stock will be granted to members of management. The grants of these options will be effective as of the date of the Offering and each option will have an exercise price equal to the initial public offering price per share in the Offering. These options will vest in three equal annual installments starting with the first anniversary of the grant, and will expire ten years from the date of grant or three months following termination of employment.

         ISOs may be granted only to our officers and key employees. Nonqualified stock options may be granted to such officers and employees as well as to agents and directors and consultants, whether or not otherwise employees. In determining the eligibility of an individual for grants under the plans, as well as in determining the number of shares to be optioned to any individual, the board takes into account the position and responsibilities of the individual being considered, the nature and value of his or her service or accomplishments to us, his or her accomplishments, his or her present or potential contribution to our success and such other factors as the board may deem relevant.

         1998 Non-Qualified Stock Option Plan. The total number of shares with respect to which options may be granted under the 1998 Non-Qualified Stock Option Plan is 820,000. As of December 31, 1999, options for an aggregate of 697,000 shares were outstanding. No ISOs may be granted under the plan. The option price may not be less than the greater of the fair market value per share of the common stock at the time of the grant of such option or $7.70 per share. No further options may be granted under the plan after December 31, 2005, and all options granted under the plan become void and may not be exercised after January 1, 2009. Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made under certain circumstances in shares of common stock. The plan may be terminated at any time by the board of directors, which may also amend the plan.

         1994 Stock Option Plan. The 1994 Stock Option Plan provides for the granting of ISOs to purchase our common stock at not less than the fair market value on the date of the option grant and the granting of nonqualified options with any exercise price. The total number of shares with respect to which options may be granted under the plan is 80,000. As of December 31, 1999, options for an aggregate of 40,000 shares were outstanding. To date, all options issued under the plan have been nonqualified options. The plan contains certain limitations applicable only to grants of ISOs. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the option will be treated as a nonqualified option. In addition, if any optionee owns more than 10% of the total voting power of our stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No further options may be granted under the plan after

December 31, 1999, and all options granted under the plan become void and may not be exercised after January 1, 2005. Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made under certain circumstances in shares of common stock. The plan may be terminated at any time by the board of directors, which may also amend the plan.

         1993 Stock Option Plan. The 1993 Stock Option Plan provides for the granting of ISOs to purchase our common stock at not less than the fair market value on the date of the option grant and the granting of nonqualified options with any exercise price. The total number of shares with respect to which options may be granted under the plan is 40,000. As of December 31, 1999, options for an aggregate of 24,810 shares were outstanding. To date, all options issued under the plan have been nonqualified options. The plan contains certain limitations applicable only to grants of ISOs. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the option will be treated as a nonqualified option. In addition, if any optionee owns more than 10% of the total voting power of our stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No further options may be granted under the plan after December 31, 1998, and all options granted pursuant to the plan become void and may not be exercised after January 1, 2004. Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made under certain circumstances in shares of common stock. The plan may be terminated at any time by the board of directors, which may also amend the plan.

         All of our directors, other than Malcolm Lassman, Susan Molinari and Anthony Bonacci have been granted non-qualified stock options to purchase 5,000 shares of our common stock at an exercise price of $10.00 per share and 10,000 shares at an exercise price per share equal to the price per share in the Offering. All these options vest in equal installments over the next three years. Mr. Lassman and Ms. Molinari each has been granted non-qualified stock options to purchase 10,000 shares of our common stock at an exercise price of $7.70 per share, of which 4,000 options vested in January 2000, 2,000 vest in January 2001, 2,000 vest in January 2002 and 2,000 in January 2003. Each of Mr. Lassman and Ms. Molinari also have been granted non-qualified stock options to purchase 5,000 shares of our common stock at an exercise price per share equal to the price per share in the Offering. Mr. Bonacci was granted options to purchase 25,000 shares of our common stock at an exercise price of $7.70 per share. Five thousand of these options vest on June 1, 2002 and 2003 and 15,000 vest in June 2004.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of our common stock as of March 15, 2000 by:

    (1) each person who is known by us to own beneficially more than 5% of our common stock;

    (2)  each current director;

    (3)  each of the named executive officers; and

    (4)  all directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the SEC's rules. In computing percentage ownership of each person, shares of common stock subject to options, warrants or convertible preferred stock held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2000, are deemed to be beneficially owned.

These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person.

         Except as indicated in this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 8,410,396 shares of our common stock outstanding on March 15, 2000.


                                            NUMBER OF               PERCENTAGE OF SHARES
                                             SHARES                   BENEFICIALLY OWNED
                                           BENEFICIALLY             --------------------
NAME OF BENEFICIAL OWNER                     OWNED
------------------------                     -----
Gerard P. Joyce..................             1,610,436                     19.2%
Thomas M. Pugliese(1)............               703,222                      8.4
Thomas J. Davis(2)...............                19,564                    *
David Pecker.....................                28,053                    *
Malcolm Lassman(3)...............                 4,000                    *
Michael J. Marocco(4)............             1,239,802                     14.7
Susan Molinari(3)................                 4,000                    *
Alejandro Zubillaga(5)...........               179,282                      2.1
Tracy Crocker....................                     -                    *
Stephen Nesbit...................                     -                    *
Ari Bousbib(6)...................                     -                    *
J. William Grimes................                     -                    *
Anthony Bonacci(7)...............                17,060                    *
Michael Kolthoff.................                 4,000                    *
Nevada Bond Investment
     Corp. II ...................
     One Financial Plaza                      3,025,017                     36.0
     Hartford, CT  06101
John Strauss(8)..................
     200 Crescent Court                         458,872                      5.3
     Dallas, Texas 75201



                                            NUMBER OF               PERCENTAGE OF SHARES
                                             SHARES                   BENEFICIALLY OWNED
                                           BENEFICIALLY             --------------------
NAME OF BENEFICIAL OWNER                     OWNED
------------------------                     -----
All directors and executive officers
     as a Group (14 persons)............      3,809,419                      45.2

-------------

*      Less than 1%
(1) Includes shares held in trust for the benefit of Mr. Pugliese, his spouse and children.
(2) Includes 2,000 shares issuable upon exercise of warrants. (3) Includes 4,000 shares of our common stock issuable upon exercise of stock options.
(4) Represents shares of our common stock owned by affiliates of 21st Century Communications Partners, each of which is a limited partnership of which Sandler Investment Partners, L.P. is a general partner. Mr. Marocco is a general partner of Sandler Investment Partners, L.P. Mr. Marocco disclaims beneficial ownership of these shares.
(5) Represents shares of our common stock owned by Elektra Investments A.V.V., which is controlled by Mr. Zubillaga.
(6) Mr. Bousbib is a Vice President of United Technologies Corporation, whose wholly-owned subsidiary, Nevada Bond Investment Corp. II, beneficially owns 3,025,017 shares of our common stock.
(7)    Represents shares of our common stock owned by his wife, Caroline
       Bonacci.
(8) Includes 131,854 shares of our common stock issuable upon exercise of warrants held by Mr. Strauss and 150,018 shares issuable upon exercise of warrants held by trusts of which Mr. Strauss is the sole trustee. These warrants were issued in connection with the senior secured notes.



ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 25, 2000, we purchased $18.1 million aggregate face amount of our senior secured notes from John Strauss, one of our shareholders, for $2.9 million. We purchased the notes from Mr. Strauss for a sum equal to the amount he paid plus $150,000. In addition, Mr. Strauss has retained the warrants that were associated with the notes.

         Anthony Bonacci, who was appointed as one of our directors in February 2000, is a partner of Colombo & Bonacci, P.C. Colombo & Bonacci has represented us in various matters and will continue to represent us. For the year ended December 31, 1999, we incurred fees of $198,000.

         David Pecker has been one of our directors since September 1999 and is affiliated with American Media Operations, Inc. For the year ended December 31, 1999, we recognized revenues of $240,133 from American Media.

         We invested $100,000 in Next Generation Network International, LLC (NGN International) for the purpose of researching the development of markets for E*billboards in several countries outside of the U.S. We own 50% of NGN International and one of our directors, Alejandro Zubillaga, controls the remaining 50%.

         Malcolm Lassman, who has been one of our directors since 1998, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Akin, Gump, Strauss, Hauer & Feld, L.L.P. is representing us in the Offering.

         On September 15, 1993, Gerard P. Joyce, our Chairman and President, loaned us $2,375,000 in return for a security interest in all of our assets. On August 29, 1997, we issued 6,494 shares of series C preferred stock to Mr. Joyce in return for a reduction in our debt to him of $500,038. These shares of series C preferred stock were converted into 92,242 shares of common stock in January 2000. In February 1998, we repaid the balance of the indebtedness to him with the net proceeds of the offering of our senior secured notes and warrants and his security interest in our assets was terminated.




ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K:


                a) Exhibits
3.1(a)          Amended and Restated Certificate of Incorporation (5)
3.2(a)          Amended and Restated By-Laws (5)
4.1(a)          Indenture dated February 18, 1998 between the Company and the Trustee (1)
4.1(b)          Amendment No. 1 dated as of January 28, 2000 to indenture dated as of February 1,
                1998 (5)
4.1(c)          Warrant  Agreement dated as of February 18, 1998 by and between the Company and
                United States Trust
                Company of New York as Warrant Agent (5)
4.1(d)          Amendment No. 1 dated January 28, 2000 to the Warrant Agreement dated February 18,
                1998 (5)
4.1(e)          Exchange and Registration Rights Agreement dated February 18, 1998 between the
                Company and the Initial Purchaser (1)
4.1(f)          Pledge Agreement dated February 18, 1998 between the Company and the Initial
                Purchaser (1)
4.1(g)          Security Agreement dated February 18, 1998 between the Company and the Initial
                Purchaser (1)
4.1(h)          Amendment No. 1 dated January 28, 2000 to the Security Agreement dated February
                18, 1998 (5)
4.1(i)          Purchase Agreement dated February 18, 1998 between the Company and the
                Initial Purchaser (1)
4.1(j)          Unit Agreement dated February 18, 1998 between the Company and the
                Initial Purchaser (1)
4.1(k)          Form of Co-Investment Agreement relating to issuances of Preferred Stock in 1997 (1)
4.1(l)          Stock Purchase Agreement dated January 28, 2000 between the Company and Nevada
                Bond Investment Corp. II (5)
4.1(m)          Agreement for Consents and Waivers dated as of January 21, 1998 by 21st Century
                Communication
                Partners, L.P., 21st Century Communications T-E Partners, L.P. and
                21st Century Communications Foreign
                Partners, L.P. and Pulitzer Publishing (1)
4.1(n)          Amended and Restated Registration Rights Agreement among the Company and certain of its security holders dated as of January 28, 2000 (5)


4.1(o)          Common Stock Registration Rights and Stockholders Agreement dated as of February
                18, 1998 by and between the Company and NatWest Capital Markets Limited (5)
4.1(p)          Amendment No. 1 dated January 28, 2000 to the Common  Stock Registration Rights
                and Stockholders Agreement dated February 18, 1998 (5)
4.1(q)          Amended and Restated Stockholders' Agreement among the Company and certain of its securities holders dated as of January 28, 2000 (5)
4.1(r)          Joinder Agreement dated December 26, 1995 by and between Stephen Adams, Gerard
                P. Joyce and Thomas M. Pugliese (1)
10.1(a)         Memorandum of Understanding between the Company and Alex Zubillaga (3)
10.1(b)         Assignment of Security Interest in United States Copyrights dated as of February 18,
                1998 by and between the Company and United States Trust Company of New York as
                Collateral Agent (5)
10.1(c)         Assignment of Security Interest in United States  Patents dated as of February 18,
                1998 by and between the Company and United States Trust Company of New York as
                Collateral Agent (5)
10.1(d)         Assignment of Security Interest in United States Trademarks dated as of February 18,
                1998 by and between the Company and United States Trust Company of New York as
                Collateral Agent (5)
10.2(B)(a)      Media Network Services Agreement dated April 18, 1995 by and between The 7-11
                Corporation and the Company  (1)
10.2(B)(b)      Amendment No. 1 to Media Network Services Agreement (4)
10.2(B)(c)      Amendment No. 2 to Media Network Services Agreement (5)
10.2(B)(d)      E*Display Agreement dated as of January 17, 2000 with Otis Elevator Company (5)
10.3(A)(a)      Employment Agreement dated as of January 1, 2000 between the Company and
                Gerard P. Joyce (5)
10.3(A)(b)      Employment Agreement dated as of January 1, 2000 between the Company and
                Thomas M. Pugliese (5)
10.3(A)(c)      2000 Stock Incentive Plan (5)
10.3(A)(d)      1998 Stock Option Plan (5)

10.3(A)(e)      1994 Stock Option Plan (5)
10.3(A)(f)      1993 Stock Option Plan (5)
27.1            Financial Data Schedule




(1) Such Exhibit was filed with the Company's Registration Statement on
    Form S-4 (File No.333-49279) as amended, originally filed with the Securities and Exchange Commission on April 2, 1998, and is incorporated herein by reference.
(2) Such Exhibit was filed with the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998 and is incorporated herein by reference.
(3) Such Exhibit was filed with the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999 and is incorporated herein by reference.
(4) Such Exhibit was filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999 and is incorporated herein by reference.
(5) To be filed by amendment.

                  b) Reports on Form 8-K
                  None

                          INDEX TO FINANCIAL STATEMENTS
                          NEXT GENERATION NETWORK, INC.


                                    CONTENTS

Independent Auditor's Report.......................................................38
Balance Sheets as of December 31, 1999 and 1998....................................39
Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997......40
Statements of Changes in Stockholders' Deficit for the Years Ended
     December 31, 1999, 1998 and 1997..............................................41
Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997......42
Notes to Financial Statements......................................................43

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Next Generation Network, Inc.
Eden Prairie, Minnesota

         We have audited the accompanying balance sheets of Next Generation Network, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Network, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                           McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 25, 2000

                          NEXT GENERATION NETWORK, INC.
                                 BALANCE SHEETS


                                                                                    December 31,
                                                                          --------------------------------
                                                                              1999                 1998
                                                                          ------------        ------------
ASSETS (Note 2)
       Current Assets:
           Cash and cash equivalents                                      $    403,435        $ 24,710,213
           Trade accounts receivable, less allowance of $120,000
                in 1999 and $119,000 in 1998                                 1,511,939             468,725
           Other current assets                                                 85,284              91,159
                                                                          ------------        ------------

                  Total current assets                                       2,000,658          25,270,097
                                                                          ------------        ------------

       Equipment and Furnishings, at cost (Note 7)
           Equipment                                                        17,303,681          12,068,615
           Office furniture, equipment, and software                         1,421,334             888,951
           Leasehold improvements                                              262,582             319,764
                                                                          ------------        ------------
                                                                            18,987,597          13,277,330
           Less accumulated depreciation and amortization                    5,514,497           2,759,624
                                                                          ------------        ------------
                                                                            13,473,100          10,517,706
                                                                          ------------        ------------

       Other Assets
           Deferred financing costs (net of accumulated
             amortization of $911,188 in 1999 and $390,072 in 1998)          2,050,481           2,519,597
           Deposits, noncurrent trade receivables, and other assets            191,730             145,971
                                                                          ------------        ------------
                                                                             2,242,211           2,665,568
                                                                          ------------        ------------
                                                                          $ 17,715,969        $ 38,453,371
                                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
       Current Liabilities:
           Current maturities of long-term debt                           $     24,949        $     21,439
           Accounts payable                                                  2,721,429           1,211,742
           Accrued expenses (Notes 3 and  9)                                 4,848,637           4,516,000
                                                                          ------------        ------------

                  Total current liabilities                                  7,595,015           5,749,181
                                                                          ------------        ------------

       Non-current accrued site lease expense (Note 3)                         223,239             207,712
                                                                          ------------        ------------

       Long-term Debt, less current maturities (Note 2)                     49,555,649          42,115,147
                                                                          ------------        ------------

       Commitments (Notes 3, 4 and 5)

       Mandatory Redeemable Preferred Stock (Notes 5 and 10)
             14.8% Series B, nonvoting; authorized 91,100 shares;
                    issued and outstanding 91,059 shares; stated at
                    liquidation value plus accrued dividends                11,273,351           9,748,507
             14.8% Series C, nonvoting; authorized 90,000 shares;
                    issued and outstanding 75,540 shares stated at
                    liquidation value plus accrued dividends                 8,123,598           7,024,323
                                                                          ------------        ------------
                                                                            19,396,949          16,772,830
                                                                          ------------        ------------
       Stockholders' Deficit (Notes 5, 6, and 10)
              8.25% Series A cumulative preferred stock,
                     nonvoting; authorized 20,000 shares; issued and
                     outstanding 6,000 shares, stated at liquidation
                     value, excluding cumulative unpaid dividends
                     (aggregate liquidation value of $4,980,000 in 1999
                     and $4,732,500 in 1998)                                 3,000,000           3,000,000
              Common stock, $0.01 par value; authorized 20,000,000
                     shares; issued and outstanding 2,662,680 shares            26,627              26,627
              Additional paid-in capital                                     6,574,267           9,242,405
              Accumulated deficit                                          (68,655,777)        (38,660,531)
                                                                          ------------        ------------
                                                                           (59,054,883)        (26,391,499)
                                                                          ------------        ------------
                                                                          $ 17,715,969        $ 38,453,371
                                                                          ============        ============

See notes to financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF OPERATIONS


                                                                            Years ended December 31,
                                                                  -------------------------------------------
                                                                      1999            1998           1997
                                                                  ------------    ------------   ------------
Revenues:
       Advertising revenues                                       $  5,682,125    $  2,609,512   $  1,243,868
       Less agency commissions                                        (186,503)        (47,851)       (39,325)
                                                                  ------------    ------------   ------------

       Net advertising revenues                                      5,495,622       2,561,661      1,204,543
       Network equipment                                                 4,807          26,309        137,279
       Network operating revenues                                          840           1,720        485,299
                                                                  ------------    ------------   ------------
             Total revenues                                          5,501,269       2,589,690      1,827,121
                                                                  ------------    ------------   ------------

Costs and expenses:
       Network operating expenses (Note 3)                           6,936,130       4,140,918      2,256,387
       Selling expenses                                              8,980,846       6,062,770      1,757,523
       General and administrative expenses                           5,448,175       3,643,005      1,850,775
       Corporate overhead                                            3,618,305       2,093,299      1,408,366
       Depreciation and amortization                                 2,764,005       1,371,959        713,892
       Cost of network equipment sales                                   1,526           9,996         60,893
                                                                  ------------    ------------   ------------
            Total costs and expenses                                27,748,987      17,321,947      8,047,836
                                                                  ------------    ------------   ------------

            Operating loss                                         (22,247,718)    (14,732,257)    (6,220,715)

Non operating income (expense):
       Interest expense  (Note 2)                                   (8,296,716)     (6,494,147)      (280,806)
       Interest income                                                 616,362       1,563,427        113,037
       Other expense                                                   (67,175)             --             --
                                                                  ------------    ------------   ------------

            Net loss before preferred stock dividends              (29,995,247)    (19,662,977)    (6,388,484)
Preferred stock dividends (Note 5)                                   2,871,619       2,515,590      1,630,836
                                                                  ------------    ------------   ------------

            Net loss applicable to common stockholders            $(32,866,866)   $(22,178,567)  $ (8,019,320)
                                                                  ============    ============   ============

            Basic and diluted net loss per common share           $     (12.34)   $      (8.33)  $      (3.01)
                                                                  ============    ============   ============
Weighted average number of common shares outstanding                 2,662,680       2,662,680      2,662,680
                                                                  ============    ============   ============



See notes to financial statements.

                          NEXT GENERATION NETWORK, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                         Series A
                                        Cumulative
                                     Preferred Stock          Common Stock        Additional
                                     ---------------          ------------         Paid-In     Accumulated
                                   Shares        Amount     Shares      Amount     Capital        Deficit          Total
                                   ------        ------     ------      ------     -------     -----------         -----
Balance, December 31, 1996          6,000     $3,000,000  2,662,680   $ 26,627    $5,440,956   (12,609,071)    (4,141,488)
Accrued dividends on
  mandatory redeemable
  preferred stock                      --             --         --         --    (1,383,336)           --     (1,383,336)
Series C mandatory
  redeemable preferred stock
  issuance costs                       --             --         --         --      (155,566)           --       (155,566)
Compensation element of stock
  options forfeited (Note 6)           --             --         --         --       (21,129)           --        (21,129)
Net loss                               --             --         --         --            --    (6,388,484)    (6,388,484)
                                    -----     ----------  ---------   ----------   ----------  ------------  ------------
Balance, December 31, 1997          6,000      3,000,000  2,662,680     26,627     3,880,925   (18,997,555)   (12,090,003)
Accrued dividends on
  mandatory redeemable
  preferred stock                      --             --         --         --    (2,268,090)           --     (1,664,741)
Issuance of Warrants in
  connection with PIK Notes            --             --         --         --     7,700,000            --      7,700,000
  (Note 2)
Compensation element of
  stock options forfeited
  (Note 6)                             --             --         --         --       (70,430)           --        (70,430)
Net Loss                               --             --         --         --            --   (19,662,977)   (19,662,977)
                                    -----     ----------  ---------   ----------  ----------  ------------   ------------
Balance, December 31, 1998          6,000      3,000,000   2,662,680    26,627     9,242,405   (38,660,531)   (26,391,499)
Accrued dividends on
  mandatory redeemable
  preferred stock                      --             --         --         --    (2,624,119)           --     (2,624,119)
Compensation element of
  stock options forfeited
  (Note 6)                             --             --         --         --       (44,019)           --        (44,019)
Net Loss                               --             --         --         --            --   (29,995,247)   (29,995,247)
                                    -----     ----------  ---------   ----------  ----------  ------------   ------------
Balance, December 31, 1999          6,000     $3,000,000  2,662,680   $ 26,627    $6,574,267  $(68,655,777)  $(59,054,883)
                                    =====     ==========  =========   ==========  ==========  ============   ============




See notes to financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS



                                                                                  Years Ended December 31,
                                                                        --------------------------------------------

                                                                            1999            1998            1997
                                                                        --------------------------------------------
Operating Activities:
      Net Loss                                                          $(29,995,247)   $(19,662,977)   $ (6,388,484)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
           Accretion of long term debt discounts                           1,612,452       1,255,840          88,027
           Noncash interest on PIK Notes                                   6,145,895       4,813,050              --
           Amortization of deferred financing costs                          521,116         390,072              --
           Depreciation and amortization                                   2,764,005       1,371,959         713,892
           Compensation element of stock options forfeited                   (44,019)        (70,430)        (21,129)
           Loss from equity method investee                                   67,175              --              --
           Other                                                               8,454          17,710           1,896
           Changes in assets and liabilities:
              Receivables                                                 (1,015,544)       (124,617)       (270,530)
              Other current assets                                             5,875          29,728        (120,886)
              Accounts payable                                             1,509,687         892,337        (198,148)
              Accrued expenses                                                 3,269         595,956       1,543,107
                                                                        ------------    ------------    ------------

           Net Cash Used In Operating Activities                         (18,416,882)    (10,491,372)     (4,652,255)
                                                                        ------------    ------------    ------------

Investing Activities:
      Purchases of equipment and furnishings                              (5,733,059)     (7,899,479)     (1,278,775)
      Investments, purchases of other assets and deposits                   (140,604)         66,752        (109,516)
      Proceeds from sale of equipment                                          5,207              --              --
                                                                        ------------    ------------    ------------

           Net Cash Used in Investing Activities                          (5,868,456)     (7,832,727)     (1,388,291)
                                                                        ------------    ------------    ------------

Financing Activities:

      Borrowings under PIK Notes                                                  --      37,300,000              --
      Principal payments on long-term debt                                   (21,440)     (1,923,764)        (56,149)
      Net proceeds from issuance of preferred stock                               --              --       5,143,245
      Proceeds from issuance of warrants                                          --       7,700,000              --
      Deferred financing costs                                                    --      (2,831,066)        (78,603)
                                                                        ------------    ------------    ------------

           Net Cash Provided by (Used in) Financing Activities               (21,440)     40,245,170       5,008,493
                                                                        ------------    ------------    ------------

           Increase (decrease) in cash and cash equivalents              (24,306,778)     21,921,071      (1,032,053)
Cash and cash equivalents
      Beginning                                                           24,710,213       2,789,142       3,821,195

                                                                        ------------    ------------    ------------
      Ending                                                            $    403,435    $ 24,710,213    $  2,789,142
                                                                        ============    ============    ============

Supplemental Cash Flow Information
      Cash payments for interest                                        $     17,262    $     35,243    $    192,779
      Non cash activities:
         Increase in mandatory redeemable preferred stock and
            decrease in paid-in capital from accrued dividends             2,624,119       2,268,090       1,383,336
         Accrued interest converted to long term debt (Note 2)             5,853,000       2,441,000              --
         Increase in long term debt resulting from interest accretion      1,612,452       1,255,840              --
         Reduction in paid-in capital from issuance costs on
            mandatory redeemable preferred stock                                  --              --         155,566
         Equipment repurchased through issuance of notes payable                  --              --         996,514
         Stockholder note converted to Series C mandatory
           redeemable preferred stock (Note 5)                                    --              --         500,038
                                                                        ============    ============    ============

See notes to financial statements.

                          NEXT GENERATION NETWORK, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS: Next Generation Network, Inc. (the Company) sells advertising space and programming in a network of digital video advertising displays, known as E*billboards. The Company was founded in 1990 and thereafter developed its proprietary technology platform to deliver digital advertising and other media across its network of E*billboards in the U.S. At the same time, the Company concentrated its efforts on securing site agreements for the placement of E*billboards as well as recruiting local sales personnel and opening local sales offices in designated market areas.

         As of December 31, 1999, the Company has installed E*billboards at 5,031 sites and has secured long-term site rights covering approximately 5,000 additional sites. E*billboards have been installed in seventeen market areas, principally in major cities. The Company currently generates revenue principally through the sale of advertising on E*billboards and previously by selling equipment and exclusive territorial rights for the NGN system within certain markets (owner-operator networks). During 1997, the Company repurchased all E*billboard equipment from the owner-operators who, in turn, forfeited their territorial rights (see Note 7).

         A summary of the Company's significant accounting policies follows:

         REVENUE RECOGNITION: Advertising revenues are recognized at the time the advertisement appears on the network. The Company bills advertisers and recognizes revenue monthly for contracts that exceed one month in length, and on the first day of a month during which the advertisement appears on the network for contracts for shorter periods. Costs incurred for the production of media advertising are recognized in the initial month of the advertising service or contract period or as incurred during the advertising service period. Advertising revenues are reduced by agency commissions (generally fifteen percent) on the statements of operations. Revenue from network equipment sales is recognized upon installation of the equipment. Network operating revenues, which consist of network operating fees and royalties from advertising on owner-operator networks, are recognized in the period the service is provided. Network equipment sales and network operating revenues principally relate to former owner operators (See Note 7). In addition, the Company provides allowances for uncollectible revenues receivable based on Management's periodic assessment of the need for such allowances. Such allowances charged to expense amounted to $223,396 in 1999, $100,640 in 1998 and $45,363 in 1997.

         The Company recognized advertising revenues of $240,133 from a company affiliated with one of its Directors of which $99,860 was in trade accounts receivable at December 31, 1999.

         BARTER TRANSACTIONS: Barter transactions, which represent the exchange of E*billboard advertising for goods or services, are recorded at the estimated fair value of the products or services received, not to exceed the estimated fair value of the E*billboard advertising provided. The Company has valued all bartered revenues recognized and the resulting barter credit assets received at a substantial discount from the Company's standard advertising rates. Barter revenues are recognized as barter credit on the balance sheet when E*billboard advertising appears on the network, and barter expense is recognized when the related products or services are received or used. Barter revenues were $62,116 during 1999, $257,142 during 1998 and $158,076 during 1997, of which $42,125 and
$47,738 of barter credit are included in other current assets on the balance sheets at December 31, 1999 and 1998, respectively.

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

         ADVERTISING EXPENSE: The Company expenses advertising costs as incurred. Advertising expense was approximately $233,000, $309,000, and $15,000 in 1999, 1998, and 1997, respectively.

         RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company, which principally relate to software feasibility, testing new equipment and exploring different applications, are charged to operations as incurred. Research and development expense was approximately $233,000, $430,000 and $363,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

         SOFTWARE DEVELOPMENT COSTS: The majority of the Company's software development costs are associated with the internal development and enhancement of the NGN technology and software. During 1999 the Company adopted the provisions of Statement of Position 98-1 Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Under the provisions of this Statement the Company capitalizes internal and external costs incurred to develop or upgrade and enhance its internal use NGN technology software during the application development stage if it is probable that such development or modifications will result in additional functionality. The Company capitalized $138,792 of such costs during 1999 and is amortizing them over their expected useful life of two years on a straight line basis. Prior to 1999 the Company's policy was to expense such costs as incurred and to include them with research and development costs.

         DEPRECIATION: It is the policy of the Company to provide depreciation based on estimated useful lives of its equipment and furnishings using the straight-line method. The Company is using five year lives on its E*billboard display equipment and three to seven year lives on its other equipment and furnishings. Leasehold improvements are being amortized over the terms of the respective leases.

         ACCOUNTING FOR LONG-LIVED ASSETS: The Company generates operating revenues with its long-lived assets and is in the process of building up an acceptable revenue base and related cash flows. Management has and will continue, on a periodic basis, to closely evaluate its equipment to determine potential impairment by comparing its carrying value with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. To date, management has determined that no impairment of long-lived assets exists.

         DEFERRED FINANCING COSTS: In connection with the issuance of Senior Secured PIK Notes in 1998 the Company incurred approximately $2,910,000 of financing costs which have been deferred and are being amortized over the five year term of the Notes using the interest method. In addition, as of December 31, 1999 the Company had incurred $52,000 of financing costs in connection with a private sale of its common stock subsequent to year end (see Note 10). These costs have been deferred and will be recorded as a reduction of the common stock sales proceeds in 2000.

         INVESTMENT: The Company has an investment in Next Generation Network International, LLC ("NGN International") which was formed for the purpose of researching the development of markets for E*billboards in several countries outside of the U.S. The Company owns 50% of NGN International and one of the Company's directors controls the remaining 50%. The Company's interest in this entity is reflected in other assets on the balance sheet and activity to date is reflected as other expense on the statement of operations.

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

         Loss per share has been adjusted for undeclared, cumulative dividends on the Company's Series A cumulative preferred stock which totaled $247,500 for each of the years ended December 31, 1999, 1998, and 1997, and the dividends accrued on the Series B and C mandatory redeemable preferred stock of $2,624,119, $2,268,090, and $1,383,336 for the years ended December 31, 1999,
1998, and 1997, respectively. As described in Note 6, the Company has options and warrants outstanding to purchase shares of common stock, and the Series A, B, and C preferred stock is convertible into common stock. However, because the Company has incurred losses in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments and the methods and assumptions used in estimating their fair value: for cash and cash equivalents, the carrying amount is fair value; for trade accounts receivable and accounts payable, the carrying amounts approximate their fair values due to the short term nature of these instruments; and for the fixed rate notes payable the estimated fair value approximates the carrying value based on discounted cash flows using interest rates being offered for similar borrowing. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. In addition, the aggregate fair values of the financial instrument would not represent the underlying value of the Company.

         SEGMENTS: The Company believes that it has one operating segment, although certain separate financial information by the Company's market areas is available. That is, the services being provided, the development of the services, the method in which the services are being delivered and the customers the services are being provided to, are similar.

         REPORTING COMPREHENSIVE INCOME: For the Company, reporting comprehensive income is equivalent to reporting operating results in the statement of operations.


NOTE 2. LONG-TERM DEBT:


         On February 18, 1998, the Company issued 45,000 units representing $45 million principal amount of 12% Series A Senior Secured PIK Notes (the "Notes") and warrants to purchase 125,240 shares of common stock (the "Warrants"). The Notes mature on February 1, 2003. Interest on the Notes is payable semiannually in arrears on February 1 and August 1 of each year commencing August 1, 1998. Interest on the Notes is payable either in cash or in additional Notes, at the option of the Company, until August 1, 2000, and thereafter is payable in cash. At the time of issuance, each Warrant entitled the holder to purchase one share of common stock at an exercise price of $0.01 per share, representing in the aggregate approximately 20% of the common stock on a fully diluted basis at the time of issuance. The number of shares purchasable by holders of the Warrants is subject to antidilution adjustments. The Warrants are detachable and are exercisable anytime prior to February 1, 2008. For financial reporting purposes the aforementioned Notes have been recorded net of the value ascribed to the Warrants which is in effect an original issuance discount on the Notes. This discount is being amortized as additional interest expense over the five year term of the Notes using the interest method. The value ascribed to the Warrants was $7.7 million, and was recorded as additional paid in capital. The Warrant value was determined based on the total estimated potential market capitalization of the Company's common stock, on a fully diluted basis before the Warrant issuance, using an estimated per share value of $7.70 per share (post stock split) and the percentage of such value that the Warrants represent, if exercised. In 1999 and 1998, the Company issued additional Notes in payment of $5,853,000 and $2,441,000, respectively, of accrued interest on the aforementioned Notes.

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

         A summary of long-term debt at December 31, 1999 and 1998 is as follows:

                                                                                         1999             1998
                                                                                      -----------      -----------
         12% Series B Senior Secured PIK Notes due February 2003 (net of
            $5,181,775 and $6,606,331, respectively, of unamortized
            discount attributed to warrants issued in connection with PIK
            Notes) (See above)                                                        $48,112,225      $40,834,669
         Noninterest-bearing note payable, discounted at 15%, total of
            $700,000 payable based on certain cash flows, if any, with balance due December 2001, secured by equipment repurchased
            (Note 7)                                                                      529,300          460,260
         Noninterest-bearing note payable, discounted at 15%, total of
            $1,500,000 payable August 2003, plus 10% of certain net
            revenues, if any, secured by equipment repurchased (Note 7)                   905,308          786,452
         Other debt - capital lease obligations                                            33,765           55,205
                                                                                      -----------      -----------
                                                                                       49,580,598       42,136,586

         Less current maturities                                                           24,949           21,439
                                                                                      -----------      -----------
                                                                                      $49,555,649      $42,115,147
                                                                                      ===========      ===========

         The long term debt excluding capital lease obligations and assuming full accretion of related discounts is payable as follows: $700,000 in 2001 and $54,794,000 in 2003.

         Interest expense on an 8% note payable to a shareholder was approximately $20,000 and $176,000 for the years ended December 31, 1998 and 1997, respectively. This note of approximately $1,875,000 was repaid in full on February 18, 1998.

NOTE 3. LEASE COMMITMENTS

         SITE AGREEMENTS: In connection with the E*billboard network, the Company enters into site agreements that provide for revenue-sharing arrangements (based on percentage of net advertising revenues) with the operators of the sites in which its E*billboards are located. The Company accrues as monthly site agreement expense the greater of the computed amount based on a percent of revenue or, where applicable, the appropriate portion of an annual minimum.

         At December 31, 1999, in connection with the aforementioned arrangements, the Company was committed to certain minimum site agreement fees of approximately $3,262,000 annually through the year 2003, based on E*billboards installed as of December 31,1999. The Company is highly dependent upon one multistore site agreement and 65 percent of the Company's E*billboards are located in sites covered by this agreement which expires on January 1, 2004, if not renewed. This agreement also requires the Company to have E*billboards in a specified number of locations by November 30, 2000 or be subject to $150,000 of liquidated damages.

         Site agreement fees included in network operating expenses in the statements of operations were $3,465,350, $2,087,945 and $1,120,431, for the years ended December 31, 1999, 1998 and 1997 respectively.

         OPERATING LEASES: The Company leases its offices and warehouse facilities under noncancelable operating leases, which require various monthly payments including operating costs.

The approximate future minimum lease payments under operating leases at December 31, 1999 are as follows:


     Years ending December 31:
              2000                     $1,490,000
              2001                      1,255,000
              2002                      1,215,000
              2003                        994,000
              2004                        683,000
              Thereafter                1,367,000
                                       ----------
                                       $7,004,000
                                       ==========

         Rent expense amounted to approximately $1,567,000, $623,000, and $303,000 for the years ended December 31, 1999, 1998, and 1997 respectively. Letters of credit in the amount of approximately $193,000 are outstanding at December 31, 1999 as security for certain of these leases.


NOTE 4. EMPLOYMENT AGREEMENTS

         Effective January 1, 2000 the Company entered into new employment agreements with two officers, who are also significant shareholders of the Company. These agreements, which extend to January 31, 2004, provide for an annual base salary for each officer of $300,000. Bonuses are payable to these officers solely at the discretion of the Board of Directors. If the officers are terminated without cause or if the officers elect to terminate their employment under certain circumstances the Company is required to pay them the greater of the remaining amounts payable under the agreements or two times their annual base salary. Under a prior employment agreement one of these officers received 230 shares (valued at $17,710) of Series C Preferred Stock in 1998. The issuance of these shares was accounted for as compensation expense in 1998. These shares were valued at $77 per share, the share value at which such shares were sold to private investors.

         The Company issued 88,310 shares of restricted common stock to one of these officers and 49,830 shares of restricted common stock to the other officer in 1996, effectively in exchange (at $7.70 per share) for $1,063,656 of deferred compensation obligations payable to them under prior employment agreements. Such shares are subject to forfeiture in certain circumstances under the January 1, 2000 employment agreements and become unrestricted (vest) December 31, 2006 or upon the occurrence of death, disability, qualifying public offering, certain business combinations, termination without cause and in certain other circumstances.



NOTE 5. COMMON AND PREFERRED STOCK


         COMMON STOCK AUTHORIZED AND STOCK SPLIT: The Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company to 20,000,000 shares in January, 2000. In addition, the outstanding common stock of the Company was split on a ten for one basis, effective April 26, 1999. The effect of the stock split has been retroactively reflected in the financial statements for all periods presented.

         PREEMPTIVE RIGHTS: As of December 31, 1999, holders of 1,765,930 shares of Common Stock (including shares issuable upon exercise of outstanding warrants or upon conversion of Preferred Stock), or their transferees, are entitled to certain rights permitting them to maintain their percentage common equity interest in the Company (on a fully diluted basis).

         PREFERRED STOCK: The Company's Board of Directors has authorized 500,000 shares of preferred stock for designation and issuance, of which 298,900 shares were not designated as of December 31, 1999.

         DIVIDEND RESTRICTIONS: The Company is restricted from paying dividends under its indenture covering the Series B Notes, as well as under its Series A, Series B, and Series C Preferred Stock.

         SERIES A CUMULATIVE PREFERRED STOCK: See Note 10 for partial conversion to common stock subsequent to December 31, 1999.

         The Company's 8.25% Series A cumulative preferred stock is convertible at the option of the holder into Common Stock, at any time prior to the close of business on the tenth day prior to the date fixed for a redemption or exchange by the Company, at a conversion price of $13.527 per common share (equivalent to a conversion rate of 36.96 shares of common stock for each share of preferred stock).

         The Series A preferred stock is redeemable at the option of the Company, if not previously converted into common stock, in whole or in part, at $500 per share, plus accrued and unpaid dividends to the redemption date.

         Dividends of $247,500 for each of the years ended December 31, 1999, 1998, and 1997 were not declared nor paid. Dividends in arrears totaled $1,980,000 and $1,732,500 at December 31, 1999 and 1998, respectively. The dividends in arrears are also convertible into common stock at a conversion price of $13.527 per common share.

         SERIES B MANDATORY REDEEMABLE PREFERRED STOCK: See Note 10 for conversion to common stock subsequent to December 31, 1999.

         The Series B Senior Cumulative Compounding Redeemable Preferred Stock was equal in all respective rights with the Series C Preferred Stock and senior to all other classes of capital stock with respect to dividend and liquidation rights. Dividends, which accrue at 14.8% on an initial liquidation value of $77 per share, were to be paid quarterly on March 1, June 1, September 1, and December 1. On each dividend payment date, accrued dividends, to the extent unpaid, were compounded upon the stock's liquidation value. For the years ended December 31, 1999, 1998, and 1997, dividends of $1,524,844, $1,318,592, and
$1,125,070 respectively, were accrued relative to those years but were not paid.

         The Series B Preferred Stock and all accrued unpaid dividends were convertible, in whole or in part, at the option of the holder into common stock at a conversion price of $7.70 per share (representing 1,464,072, 1,266,040, and 1,094,790 shares of common stock at December 31, 1999, 1998, and 1997, respectively). The stock was convertible at the option of the Company in the event of a qualifying public offering. The stock was also redeemable in whole, but not in part, at the option of the Company at a redemption price of $308 per share at any time prior to the mandatory redemption date, which was September 2003. At that time, the Company would have been required to redeem all outstanding shares of the Series B preferred stock at a redemption price of $77 per share, adjusted for cumulative compounded unpaid dividends.

         SERIES C MANDATORY REDEEMABLE PREFERRED STOCK: See Note 10 for conversion to common stock subsequent to December 31, 1999.

          During 1997, the Company's Board of Directors created and designated for issuance 90,000 shares of $1 par Series C Senior Cumulative Compounding Convertible Redeemable Preferred Stock. This preferred stock contained terms and provisions that were virtually identical to the Series B Preferred Stock except for the mandatory redemption date, which was March 2003 for Series C.

         During 1997, the Company issued 75,310 shares of Series C Preferred Stock to private investors at $77 per share. Proceeds upon issuance of this stock, net of issuance costs of approximately $156,000 totaled approximately $5,643,000, which consisted of approximately $5,143,000 in cash and conversion of a stockholder note of $500,038. For the years ended December 31, 1999, 1998 and 1997, dividends of $1,099,275, $949,498, and $258,266, respectively, were accrued relative to those years on this preferred stock and were not paid.

         The Series C Preferred Stock and all accrued unpaid dividends were convertible into common stock at a conversion price of $7.70 (representing 1,055,013, 912,250 and 786,640 shares of common stock at December 31, 1999, 1998 and 1997, respectively). The terms were similar to the Series B Preferred Stock.



NOTE 6. STOCK OPTIONS AND WARRANTS

         The Company has a 1993 Stock Option Plan effective January 1, 1994, a 1994 Stock Option Plan effective December 15, 1994 and a 1998 Nonqualified Stock Option Plan effective November 20, 1998 (the Plans). The Plans permit the granting of incentive stock options and nonqualified options. A total of 40,000, 80,000, and 820,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted under the 1993, 1994, and 1998 Plans, respectively.

         Grants under the Plans are accounted for following APB Opinion No. 25 and related interpretations. During 1999, 1998 and 1997, certain compensatory options were forfeited, resulting in the reversal of $44,019, $70,430 and $21,129, respectively, of compensation expense. Had compensation cost for the options been determined using the fair value method required by FASB Statement No. 123, the Company's basic and diluted net loss applicable to common stockholders and net loss per common share on a pro forma basis would have been as follows:


                                                                        Years Ended December 31
                                                           -----------------------------------------------
                                                                1999             1998              1997
                                                           ------------     ------------       -----------
         Net loss applicable to common stockholders:
              As reported..................................$(32,866,866)    $(22,178,567)      $(8,019,320)
              Pro forma.................................... (33,234,000)     (22,269,000)       (8,088,000)
         Basic and diluted net loss per common Share:
              As reported..................................      (12.34)           (8.33)            (3.01)
              Pro forma....................................      (12.48)           (8.36)            (3.04)


         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rates of 6.50% and 6.16% in 1999 and 1997, respectively; expected lives of 5 years; expected volatility of 10%; and no dividends.

         A summary of stock option activity is as follows:


                                                                        Weighted
                                                                        Average
                                                                      Grant Date                       Weighted-
                                                                         Fair                           Average
                                                                         Value         Shares        Exercise Price
                                                                         -----         ------        --------------
         Outstanding at December 31, 1996                                              59,060            $2.14
            Granted                                                     $7.70          10,000             7.70
            Canceled                                                      ---          (3,000)             .10
                                                                                      -------
         Outstanding at December 31, 1997                                              66,060             3.08
            Cancelled                                                     ---         (15,000)            3.08
                                                                                      -------
         Outstanding at December 31, 1998                                              51,060             3.08
            Granted                                                      7.70         815,000             7.70
            Cancelled                                                     ---        (104,250)            7.24
                                                                                     --------
         Outstanding at December 31, 1999                                             761,810             7.45
                                                                                     ========



         The Company believes the exercise price of options granted was greater than or equal to the per share fair value of the Company's common stock as of the date of grant. In 1997 this was based on significant recent cash sales of securities convertible into common stock at $7.70 per share. In 1999 the Company obtained an opinion from an independent investment services organization that the fair value of the Company's stock was less than $7.70 per share.

         The weighted average fair value per option for options granted during 1999 and 1997 was $2.19 and $2.10, respectively, based on the Black-Scholes option pricing model. No options were granted in 1998.

         There were 28,810, 3,506, and 3,308 options exercisable at December 31, 1999, 1998 and 1997 at weighted-average exercise prices of $1.16, $0.97 and $0.37, respectively.

         The following table summarizes additional information about stock options outstanding as of December 31, 1999:


                                                         Weighted Average
                                                           Remaining                 Number of Options
   Range of exercise           Number of Options        Contractual Lives (In          Exercisable at
        prices                   Outstanding                  Years)                 December 31, 1999
        ------                   -----------                  -----                  -----------------
        $ .10                       24,810                     4.0                         24,810
        $7.70                      737,000                     8.8                          4,000
                                   -------                                                 ------
                                   761,810                                                 28,810
                                   =======                                                 ======

         WARRANTS: The Company issued warrants to purchase 31,000 shares of common stock at a price of $7.143 per share, exercisable any time prior to May 1, 2000, in connection with a 1995 financing arrangement. Since the exercise price approximated the estimated fair value of the common stock at date of issuance and since the scheduled interest over the term of the financing was not significantly different than interest computed using the Company's incremental borrowing rate, no separate value was ascribed to the warrants as it was determined to be immaterial.

         In connection with the Company's issuance of Senior Secured PIK Notes the Company issued warrants to purchase 1,252,400 shares of its common stock at a price of $.01 per share, exercisable at any time prior to February 1, 2008. A value of $7.7 million was ascribed to these warrants (See Note 2). Due to antidilution provisions, these warrants allowed the holders to acquire 1,401,792 shares of common stock as of December 31, 1999.

NOTE 7. TERRITORIAL AGREEMENTS AND REPURCHASE OF NETWORK EQUIPMENT

         In January 1997, the Company entered into an agreement with one of its two NGN owner-operators whereby the Company repurchased equipment (which had been previously paid for in full) originally sold by the Company in exchange for a $700,000 note payable. In addition, the owner-operator forfeited its territorial rights. This equipment repurchase was not a condition of or done in connection with the terms of the original territorial agreement and equipment sales contract. The note is noninterest-bearing and is payable annually at an amount equal to 40% of operating cash flows generated by the former owner-operator's territory with the unpaid balance of the note due December 31, 2001. The note is secured by the equipment repurchased. The Company recorded the note and the repurchased equipment at $348,023, the present value of the note using a discount rate of 15% and no assumed payments until maturity. No periodic payments were assumed since the former owner-operator's territory was not generating positive operating cash flow at the time of the equipment repurchase and there is no assurance that such positive cash flow will be achieved and in what amount.

         In April 1997, the other NGN owner-operator gave notice of forfeiture of its territorial rights and its option to purchase the exclusive rights to certain additional designated NGN territories, effective as of August 18, 1997. The Company subsequently entered into an agreement with the owner-operator whereby, in August 1997, the Company repurchased equipment (which had been previously paid for in full) originally sold by the Company in exchange for $25,000 cash and a $1,500,000 note payable. This equipment repurchase was not a condition of or done in connection with the terms of the original territorial agreement and equipment sales contract. The note is noninterest-bearing and is payable in full on August 18, 2003. The note is secured by the equipment repurchased. The Company has also agreed to pay the former owner-operator 10 percent of the net revenues generated by the forfeited Florida territory for the term of the note. The Company recorded the repurchased equipment at $25,000 plus $648,491, the present value of the note using a discount rate of 15%.

         In the aforementioned equipment repurchase transactions the entire recorded present value repurchase price approximated less than fifty percent of the original aggregate installed cost of the E*billboards (monitor equipment). The Company believes this equipment has a five year useful life and at time of repurchase had been used on average approximately six months to one year. The Company allocated all of the repurchase price to the E*billboards in place since it believed its fair value was significantly greater than the present value of the total repurchase price. No value was allocated to the territorial rights since they were forfeited, not repurchased, and since the estimated fair value of the tangible assets repurchased more than exceeded their repurchase cost as noted above. The repurchased E*billboards are being depreciated over their approximate remaining useful lives.

NOTE 8: INCOME TAXES

         Deferred income tax assets (liabilities) consisted of the following:


                                                                      December 31
                                                            ------------------------------------
                                                               1999                     1998
                                                            ------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                         $26,920,000             $ 14,523,000
   Tax credit carryforwards                                     166,000                  166,000
   Nondeductable compensation                                   530,000                  541,000
   Allowance for uncollectible accounts and other                93,000                   64,000
                                                            -----------             ------------
                                                             27,709,000               15,294,000
Deferred tax liabilities:
   Depreciation and amortization                               (449,000)                (118,000)
                                                            -----------             ------------
Net deferred tax                                             27,260,000               15,176,000
Less valuation allowance                                    (27,260,000)             (15,176,000)
                                                            -----------             ------------
                                                            $        --             $         --
                                                            ===========             ============

         The Company had valuation allowances of $27,260,000 and $15,176,000 against its deferred tax assets to reduce those assets to amounts that management believes are appropriate at December 31, 1999 and 1998, respectively.

         The Company's income tax expense (benefit) differed from that which would result from applying the statutory federal rate to the Company's net loss as follows:


                                                                                  Years ended December 31,
                                                                    --------------------------------------------------
                                                                         1999               1998              1997
                                                                    ------------         -----------       -----------
Statutory rate applied to loss before income taxes                  $(10,198,000)        $(6,685,500)      $(2,172,000)
State income tax benefit net of federal tax effect
    and other                                                         (1,886,000)         (1,136,000)         (288,000)
                                                                    ------------         -----------       -----------
Change in deferred tax valuation allowance

    resulting from unused NOLs                                        12,084,000           7,821,000         2,460,000
                                                                    ------------         -----------       -----------
                                                                    $         --         $        --       $        --
                                                                    ============         ===========       ===========

         The Company has tax net operating loss and tax credit carryforwards which are available to reduce income taxes payable in future years. Future utilization of these loss and credit carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. The Company believes that the issuance of warrants during 1998 (see Note 2) resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1998 (generally those expiring in 2012 and in prior years) may be limited to approximately $1.3 million per year. Future equity transactions could further limit the utilization of those carryforwards. The carryforwards and credits will expire as follows:


                                                  Operating Loss              Tax Credit
                             Year                  Carryforwards           Carryforwards
                             ----                 --------------------------------------
                             2005                    $   627,000                $     --
                             2006                      1,532,000                      --
                             2007                      1,536,000                      --
                             2008                      1,400,000                      --
                             2009                      1,442,000                 100,000
                             2010                      2,165,000                  15,000
                             2011                      1,959,000                  24,000
                             2012                      6,364,000                  27,000
                             2018                     20,172,000                      --
                             2019                     30,105,000                      --
                                                     -----------                --------
                                                     $67,302,000                $166,000
                                                     ===========                ========


NOTE 9. ACCRUED EXPENSES

       The components of accrued expenses are as follows:


                                                                             December 31,
                                                                      --------------------------
                                                                          1999           1998
                                                                      --------------------------
                          Site agreement fees                         $1,382,091      $1,807,422
                          Interest                                     2,664,945       2,372,050
                          Compensation                                   561,032         207,952
                          Legal fees                                     167,000              --
                          Other                                           73,569         128,576
                                                                      ==========      ==========
                                                                      $4,848,637      $4,516,000
                                                                      ==========      ==========


NOTE 10.  EVENTS SUBSEQUENT TO DECEMBER 31, 1999

         LICENSE AGREEMENT: On January 17, 2000 the Company entered into a ten year agreement with an unrelated company (licensee) for the worldwide rights to license and distribute the E*billboard System in and around elevator and shuttle installations and immediately adjacent to escalators and moving walkways. The licensee shall be solely responsible for the installation, maintenance and configuration of the E*billboard equipment and software, as well as acquiring and contracting with customers (locations), in the aforementioned venues. Under this arrangement, the Company will be responsible for, among other things, operation of the NGN System and selling, producing and delivering advertisements on the E*billboards in the licensee's venues. The Company and the licensee have a sharing arrangement for advertising or other revenues generated under this arrangement.

         SALE OF COMMON STOCK: Through a Stock Purchase Agreement dated January 28, 2000 the Company sold 3,025,017 shares of its common stock at $10 per share to an entity affiliated with the aforementioned licensee. This sale represented approximately thirty percent of the Company's common stock, as calculated on a fully diluted basis, immediately after giving effect to the issuance of the shares.

         Concurrent with and as a condition precedent to the January 28, 2000 stock sale all of the outstanding shares of the Company's Series B and C Senior Cumulative Compounding Convertible Redeemable Preferred Stock together with all accrued and unpaid dividends were converted into

2,546,353 shares of Company common stock. In addition, 2,760 shares of the Company's Series A Convertible Exchangeable Preferred stock together with accumulated unpaid dividends thereon were converted into 169,346 shares of Company common stock.

         In connection with the Stock Purchase Agreement: amended and restated Certificates of Incorporation and Amended and Restated Bylaws were adopted; Restated Stockholders and Restated Registration Rights agreements were executed; and certain preemptive and antidilution rights relative to shares and warrants were terminated, or waived for this transaction.

         SENIOR SECURED NOTE REPURCHASE: On February 25, 2000, the Company repurchased $18,092,000 face amount of its senior secured notes from the noteholder, who is also a stockholder of the Company, for $2,927,579. As of the date of this transaction the repurchased senior secured notes and related accrued interest, net of unamortized discount, had a net book value of $16,665,000.

         STOCK OPTIONS: In February 2000, the Company adopted the 2000 Stock Incentive Plan and reserved 1,300,000 shares of common stock for use in connection with the plan. In addition, the Company's Board of Directors granted 666,000 stock options to management. These grants will be effective with the completion of an initial public offering and each option will have an exercise price equal to the initial public offering price per share. At the same time the Board of Directors also granted options to acquire 278,000 shares at an exercise price of $10.00 per share to Company employees under its other stock option plans.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      NEXT GENERATION NETWORK, INC.


Date:  March 27, 2000                 By: /s/ Thomas M. Pugliese
                                         ---------------------------------------
                                         Thomas M. Pugliese
                                         Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Name                       Capacity(ies)                          Date
           ----                       -------------                          ----
/s/ Gerard P. Joyce
----------------------        President, Chairman and Director               March 27, 2000
Gerard P. Joyce

/s/ Thomas M. Pugliese
----------------------        Chief Executive Officer, Secretary             March 27, 2000
Thomas M. Pugliese            and Director (Principal Executive Officer)

/s/ Michael J. Kolthoff
----------------------        Treasurer and Assistant Secretary              March 27, 2000
Michael J. Kolthoff           (Principal Financial and Accounting
                              Officer)

/s/ Thomas J. Davis
----------------------        Director                                       March 27, 2000
Thomas J. Davis


----------------------        Director                                       March 27, 2000
Ari Bousbib

/s/ Michael J. Marocco
----------------------        Director                                       March 27, 2000
Michael J. Marocco

/s/ Susan Molinari
----------------------        Director                                       March 27, 2000
Susan Molinari


/s/ Malcolm Lassman
---------------------         Director                                       March 27, 2000
Malcolm Lassman

/s/ Anthony Bonacci
---------------------         Director                                       March 27, 2000
Anthony Bonacci

/s/ Alejandro Zubillaga
---------------------         Director                                       March 27, 2000
Alejandro Zubillaga

/s/ David Pecker
---------------------         Director                                       March 27, 2000
David Pecker

/s/ J. William Grimes
---------------------         Director                                       March 27, 2000
J. William Grimes