Form 10QSB
period 2000-03-31
NEXT GENERATION NETWORK INC
filed 2000-05-15
CIK 1046442

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                          COMMISSION FILE NUMBER:

   MARCH 31, 2000                                               333-49279

                          NEXT GENERATION NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                           41-1670450
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

                           Yes   X       No _____

     Number of shares of Common Stock outstanding as of April 30,2000: 8,460,405

     Transitional Small Business Disclosure Format (Check one):

                           Yes _____     No   X



================================================================================

                          NEXT GENERATION NETWORK, INC.


                                   FORM 10-QSB

                                TABLE OF CONTENTS



Part I.   Financial Information                                                                     Page

          Item 1. Financial Statements.

              Balance Sheets as of March 31, 2000 and December 31, 1999..........................     3

              Statements of Operations for the Three Months Ended March 31, 2000 and 1999........     4

              Statements of Stockholders' Equity for the Three Months Ended  March 31,2000.......     5

              Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999........     6

              Notes to Financial Statements......................................................   7-9



          Item 2.  Management's Discussion and Analysis or Plan of Operations.................... 10-14

Part II.  Other Information.

          Item 5.  Other Information.............................................................    15

          Item 6.  Exhibits and Reports on Form 8-K .............................................    15

                                     Part I
                              FINANCIAL INFORMATION

ITEM    1.    FINANCIAL STATEMENTS

                          NEXT GENERATION NETWORK, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                       MARCH 31,        DECEMBER 31,
                                                                                                         2000              1999
                                                                                                     ------------      -------------
ASSETS
              Current Assets:
                       Cash and cash equivalents                                                     $ 17,921,830      $    403,435
                       Accounts receivable, net                                                         1,901,372         1,511,939
                       Other current assets                                                                73,951            85,284
                                                                                                     ------------      ------------
                       Total current assets                                                            19,897,153         2,000,658
                                                                                                     ------------      ------------

              Property and Equipment, net                                                              14,666,220        13,473,100
              Deferred Financing Costs, net                                                             1,355,924         2,050,481
              Other Assets                                                                                132,749           191,730
                                                                                                     ------------      ------------

                                                                                                     $ 36,052,046      $ 17,715,969
                                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
              Current Liabilities:
                       Current maturities of long-term debt                                          $     25,591      $     24,949
                       Accounts payable                                                                 1,882,543         2,721,429
                       Accrued expenses  (Note 3)                                                       2,699,818         4,848,637
                                                                                                     ------------      ------------

                       Total current liabilities                                                        4,607,952         7,595,015
                                                                                                     ------------      ------------

              Non-current accrued site lease expense                                                         --             223,239
                                                                                                     ------------      ------------

              Long-term Debt (Note 2)                                                                  36,629,067        49,555,649
                                                                                                     ------------      ------------

              Mandatory Redeemable Preferred Stock
                  14.8% Series B, nonvoting; authorized 91,100 shares;
                  issued and outstanding 91,059 shares at December 31, 1999;
                  stated at liquidation value plus accrued dividends                                         --          11,273,351
                  14.8% Series C, nonvoting; authorized 90,000 shares;
                  issued and outstanding 75,540 shares at December 31, 1999;
                   stated at liquidation value plus accrued dividends                                        --           8,123,598
                                                                                                     ------------      ------------
                                                                                                             --          19,396,949
                                                                                                     ------------      ------------
              Stockholders' Deficit
              8.25% Series A cumulative preferred stock, nonvoting;
                authorized 20,000 shares; issued and
                outstanding 3,240 and 6,000 shares, respectively, stated
                at liquidation value, excluding cumulative unpaid dividends
                   of $1,069,200 and $1,980,000, respectively                                           1,620,000         3,000,000
                 Common stock, $0.01 par value; authorized 20,000,000
              shares; issued and outstanding 8,418,016
                    and 2,662,680 shares, respectively (Note 4)                                            84,180            26,627
                 Additional paid-in capital                                                            70,177,985         6,574,267
                 Accumulated deficit                                                                  (77,067,138)      (68,655,777)
                                                                                                     ------------      ------------
                                                                                                       (5,184,973)      (59,054,883)
                                                                                                     ------------      ------------
                                                                                                     $ 36,052,046      $ 17,715,969
                                                                                                     ============      ============

See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                             -------------------------------------
                                                                                                 2000                     1999
                                                                                             ------------             ------------
Revenues:
                    Advertising Revenue                                                      $ 2,329,268              $   958,024
                    Less agency commissions                                                      (46,653)                 (24,609)
                                                                                             -----------              -----------

                    Net advertising revenue                                                    2,282,615                  933,415
                    Network operating revenue                                                        210                      210
                                                                                             -----------              -----------
                                Total revenues                                                 2,282,825                  933,625
                                                                                             -----------              -----------

Costs and expenses:
                    Network operating expenses                                                 2,130,680                1,387,434
                    Selling expenses                                                           3,128,399                2,228,703
                    General and administrative expenses                                        1,766,439                1,189,289
                    Corporate overhead                                                           928,806                  823,792
                    Depreciation and amortization                                                918,632                  572,262
                                                                                             -----------              -----------
                                Total Costs and Expenses                                       8,872,956                6,201,480
                                                                                             -----------              -----------
                    Operating loss                                                            (6,590,131)              (5,267,855)

Non operating income (expense):
                    Interest expense                                                          (1,977,894)              (1,991,010)
                    Interest income                                                              226,884                  252,984
                    Other expense                                                                (70,220)                    --
                                                                                             -----------              -----------

Net loss                                                                                      (8,411,361)              (7,005,881)
Preferred stock dividends                                                                        209,720                  612,093
                                                                                             -----------              -----------
Net loss applicable to common stockholders                                                   $(8,621,081)             $(7,617,974)
                                                                                             ===========              ===========
Basic and diluted net loss per common share                                                  $     (1.33)             $     (2.86)
                                                                                             ===========              ===========
Weighted average number of common shares outstanding                                           6,492,269                2,662,680
                                                                                             ===========              ===========



See notes to condensed  financial statements.

                          NEXT GENERATION NETWORK, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                        Series A
                                        Cumulative
                                     Preferred Stock                    Common Stock
                                Shares             Amount           Shares         Amount
                              ----------        -----------      -----------       -------
Balance, December 31, 1999         6,000        $ 3,000,000        2,662,680       $26,627
Issuance of common stock at
$10 per share,
net of expenses of $466,321          ---                ---        3,025,017        30,250
Exchange of Series A
Preferred Stock for common
stock                             (2,760)        (1,380,000)         169,346         1,693
Exchange of Mandatory
Redeemable Preferred Stock
for common stock                     ---                ---        2,546,353        25,464
Exercise of stock options            ---                ---           14,620           146
Repurchase of PIK Notes at
a substantial discount from
carrying value from related
party                                ---                ---              ---           ---
Accrued dividends on
mandatory redeemable
preferred stock                      ---                ---              ---           ---
Compensation element of
stock options forfeited              ---                ---              ---           ---
Net Loss                             ---                ---              ---           ---
                              ----------        -----------      -----------       -------

Balance, March 31, 2000            3,240        $ 1,620,000        8,418,016       $84,180
                              ==========        ===========      ===========       =======


                                   Additional
                                     Paid-In          Accumulated
                                     Capital             Deficit              Total
                                  ------------        ------------        ------------
Balance, December 31, 1999        $  6,574,267        $(68,655,777)       $(59,054,883)
Issuance of common stock at
$10 per share,
net of expenses of $466,321         29,753,599                 ---          29,783,849
Exchange of Series A
Preferred Stock for common
stock                                1,378,307                 ---                 ---
Exchange of Mandatory
Redeemable Preferred Stock
for common stock                    19,581,206                 ---          19,606,670
Exercise of stock options                1,316                 ---               1,462
Repurchase of PIK Notes at
a substantial discount from
carrying value from related
party                               13,125,421                 ---          13,125,421
Accrued dividends on
mandatory redeemable
preferred stock                       (209,720)                ---            (209,720)
Compensation element of
stock options forfeited                (26,411)                ---             (26,411)
Net Loss                                   ---          (8,411,361)         (8,411,361)
                                  ------------        ------------        ------------

Balance, March 31, 2000           $ 70,177,985        $(77,067,138)       $ (5,184,973)
                                  ============        ============        ============






See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                  ----------------------------------
                                                                                                      2000                 1999
                                                                                                  -------------        -------------

OPERATING ACTIVITIES:
              Net Loss                                                                             $ (8,411,361)       $ (7,005,880)
              Adjustments to reconcile net loss to net cash used in
                          operating activities:
                          Accretion of long term debt discounts                                         392,958             385,682
                          Non cash interest on PIK Notes                                              1,453,304           1,474,590
                          Amortization of deferred financing costs                                      126,684             123,472
                          Depreciation and amortization                                                 918,632             572,262
                          Compensation element of stock options forfeited                               (26,411)               --
                          Loss from equity method investee                                               18,000                --
                          Other                                                                          52,220                --
              Changes in assets and liabilities:
                          Receivables                                                                  (338,276)            (82,805)
                          Other current assets                                                           11,333              17,302
                          Accounts payable                                                             (838,886)           (349,148)
                          Accrued expenses                                                             (475,362)         (1,108,766)
                                                                                                   ------------        ------------

                                      Net Cash Used In Operating Activities                          (7,117,165)         (5,973,291)
                                                                                                   ------------        ------------

INVESTING ACTIVITIES:
              Purchase of equipment and furnishings                                                  (2,163,265)         (1,089,623)
              Deposits and other assets                                                                 (12,833)             (4,425)
              Proceeds from sale of equipment                                                             1,950                --
                                                                                                   ------------        ------------

                          Net Cash Used in Investing Activities                                      (2,174,148)         (1,094,048)
                                                                                                   ------------        ------------

FINANCING ACTIVITIES:

              Proceeds from common stock sales and option exercise                                   29,785,311                --
              Redeem PIK Notes                                                                       (2,927,579)               --
              Deferred financing costs                                                                  (44,125)               --
              Principal payments on long-term debt and capital leases                                    (3,899)             (4,381)
                                                                                                   ------------        ------------

                          Net Cash Provided by (Used in) Financing Activities                        26,809,708              (4,381)
                                                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents                                                 17,518,395          (7,071,720)
Cash and cash equivalents
              Beginning                                                                                 403,435          24,710,213
                                                                                                   ------------        ------------
              Ending                                                                               $ 17,921,830        $ 17,638,493
                                                                                                   ============        ============


Supplemental Cash Flow Information
              Cash payments for interest                                                           $      4,916        $      7,005
              Non cash activities:
                 Increase in mandatory redeemable preferred stock and
                  decrease in paid-in capital from accrued dividends                                    209,720             612,093
                Accrued interest converted to long term debt                                          3,194,000           2,841,000
                Increase in long term debt resulting from interest accretion                            392,958             385,682
                Exchange of preferred stock for common stock                                         20,986,670                --


See notes to condensed financial statements.

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation

     The condensed balance sheet as of March 31, 2000, the condensed statements of operations, condensed statement of changes in stockholders' deficit, and condensed statements of cash flows for the three month periods ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended March 31, 2000, are not necessarily indicative of the operating results to be expected for the full fiscal year.

      Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.


Note 2. Long Term Debt

       Long-term debt: A summary of long-term debt is as follows:

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                             2000             1999
                                                                                       ---------------------------------

         12% Senior Secured PIK Notes due February 2003 (net of  $3,257,826
            and $5,181,775 of unamortized discount attributed to warrants
            issued in connection with PIK Notes.)                                           $35,138,174      $48,112,225
         Noninterest-bearing note payable, discounted at 15%, total of
            $700,000 payable based on certain cash flows, if any, with
            balance due December 2001, secured by equipment                                     549,148          529,300
         Noninterest-bearing note payable, discounted at 15%, total of
            $1,500,000 payable August 2003, plus 10% of certain net
            revenues, if any, secured by equipment                                              937,469          905,308
         Other debt - capital lease obligations                                                  29,867           33,765
                                                                                       ---------------------------------
                                                                                             36,654,658       49,580,598
         Less current maturities                                                                 25,591           24,949
                                                                                       ---------------------------------
                                                                                            $36,629,067      $49,555,649
                                                                                       =================================

     In February 2000 the Company issued additional Notes in payment of $3,194,000 of accrued interest on the aforementioned PIK Notes.

     The long term debt excluding capital lease obligations and assuming full accretion of the related discounts is payable as follows: $700,000 in 2001 and $39,896,000 in 2003.

                          Next Generation Network, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3. Accrued Expenses

       The components of accrued expenses are as follows:

                                                                                        March 31,           December 31,
                                                                                           2000                1999
                                                                                     -----------------------------------
                          Site agreement fees                                              $1,260,731         $1,382,091
                          Interest                                                            768,249          2,664,945
                          Compensation                                                        316,046            561,032
                          Legal fees                                                           49,693            167,000
                          Other                                                               305,099             73,569
                                                                                     -----------------------------------
                                                                                           $2,699,818         $4,848,637
                                                                                     ===================================



Note 4.  Events Subsequent to December 31, 1999


     LICENSE AGREEMENT: On January 17, 2000 the Company entered into a ten year agreement with an unrelated company (licensee) for the worldwide rights to license and distribute the E*billboard System in and around elevator and shuttle installations and immediately adjacent to escalators and moving walkways. The licensee shall be responsible for the installation, maintenance and configuration of the E*billboard equipment and software, as well as acquiring and contracting with customers (locations), in the aforementioned venues. Under this arrangement, the Company will be responsible for, among other things, operation of the NGN System and selling, producing and delivering advertisements on the E*billboards in the licensee's venues. The Company and the licensee have a sharing arrangement for advertising or other revenues generated under this arrangement.

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

     In April, 2000, warrants issued in connection with a 1995 financing arrangement to purchase 31,000 shares of common stock at a price of $7.143 per share were exercised.

     SENIOR SECURED NOTE REPURCHASE: On February 25, 2000, the Company repurchased $18,092,000 face amount of its senior secured notes from the noteholder, who is also a stockholder of the Company, for $2,927,579. As of the date of this transaction the repurchased senior secured notes and related accrued interest, net of unamortized discount, had a net book value of $16,665,000 and related deferred financing costs of $612,000. The difference between the net carrying value of the debt and the repurchase price has been reflected as an increase in additional paid-in capital.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


                           FORWARD-LOOKING STATEMENTS

     The forward-looking statements in this report involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: advertising rates; the ability to secure advertising contracts; the ability to secure new sites for E*billboards; the loss of key existing site agreements; changes in the political and regulatory climate; out-of-home advertising industry trends; competition; changes in business strategy or development plans; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report.


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


     We have organized our network rollout strategy on a market by market basis, concentrating on major U.S. advertising markets. As of March 31, 2000, we have installed E*billboards at 5,399 sites and we have secured long-term site rights covering approximately 5,000 additional sites that are pending installation. The historic build-out of our network is illustrated in the following table.

                           INSTALLED E*BILLBOARD SITES

 DMA
 RANK             MARKET(1)           DEC. 31, 1998    MARCH 31, 1999    DEC 31, 1999    MARCH 31, 2000
-------     ----------------------  ---------------- ----------------- --------------- ------------------
  1         New York                       447             633              1,317              1,482
  2         Los Angeles                    490             490                578                596
  3         Chicago                         71             120                172                218
  4         Philadelphia                   247             269                307                327
  5         San Francisco                  197             198                245                300
  6         Boston                         179             177                241                259
  7         Dallas                         263             280                306                320
  8         Washington DC                  510             507                519                517
  14        Tampa                          141             150                165                168
  16        Miami                           86              91                117                130
  20        Sacramento                      62              62                 64                 67
  22        Orlando                        243             248                257                259
  24        Baltimore                      202             203                204                201
  26        San Diego                      133             134                157                162
  40        Norfolk                        238             241                237                238
  44        West Palm Beach                 63              64                 67                 72
  83        Ft. Myers                       46              51                 54                 55
            Developmental Markets(2)        12              16                 24                 28
                                            --              --                 --                 --

            TOTAL SITES                  3,630           3,934              5,031              5,399
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

     We generate revenues principally through the sale of advertising on our network. E*billboards present repeating sequences, or loops, of advertising and programming. As currently configured, the loops consist of twelve ten-second advertising slots and six to eight six-second programming slots, which currently provide our network with more than 60,000 advertising slots available for sale on a daily basis. We charge a fixed daily rate for advertising slots which averages approximately $4.00. Advertising rates are based upon the availability of space on the network for the desired location, the size and demographic makeup of the market served by the E*billboards and the availability of alternative advertising media in the area. Most advertising contracts are short-term, typically for periods of one to three months, and are with local and regional advertisers. As the number and geographic diversity of our sites increases, we believe we will be able to attract more national advertisers to our network, thereby increasing the contribution of national advertising revenue to our total advertising revenue in the future.

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

     Network operating expenses are costs associated with the daily operation, maintenance and depreciation of E*billboards, as well as the site agreement fees paid to site owners. Most network operating expenses generally increase proportionally with the number of installed sites. On a site by site basis, telecommunication and maintenance costs remain relatively fixed, averaging approximately $55 to $65 per month. Accordingly, we expect that these telecommunication and maintenance expenses as a percentage of advertising revenues will decrease as our advertising revenues increase. In addition, site agreements generally provide the site operator with a percentage of the advertising revenues (typically 10% per site) derived from the E*billboards at the particular site. Some site agreements provide for a minimum annual site fee. Based on the number of E*billboards installed on March 31, 2000, we are committed to minimum site agreement fees of approximately $3.3 million annually through 2003. We incur network operating expenses in connection with the E*billboards prior to generating revenues from the sites.

     Selling expenses include all costs associated with operating our sales offices. The majority of these expenses are related to compensation and related benefits for sales personnel. We pay our sales personnel fixed salaries and sales commissions. During the first quarter of 2000 and 1999, the commission portion of the compensation was 14.7% and 14.9% of net revenues, respectively.

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

     Consistent with our expansion strategy, we formed an alliance with Otis Elevator Company (Otis) in January 2000. The agreement provides that Otis has the exclusive rights to place E*billboards in elevators, escalators, walkways and shuttles throughout the world. Currently, Otis has agreements to maintain more than 1.2 million elevators in such buildings. Otis is responsible for the negotiation of site agreements and the installation and maintenance of E*billboards. We are not responsible for any capital expenditures related to the installation of E*billboards at any of these sites because Otis may either sell the equipment to the site owner or may fund those expenditures. As consideration, Otis receives a percentage of the advertising revenues that we derive from each E*billboard on a site by site basis, a portion of which Otis may remit to the relevant site operator. The agreement also provides Otis with incentive payments upon the attainment of certain installation goals. We are responsible for on-going network operations, including advertising sales and content generation. Typically, we intend to place an E*billboard in every elevator at each site and as a result, we expect to charge a higher advertising rate per site than we currently receive for a typical site with only one E*billboard.


RESULTS OF OPERATIONS

     Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

     Net Revenues. Net revenues increased to approximately $2.3 million for the three months ended March 31, 2000, from approximately $0.9 million for the three months ended March 31, 1999, or 144.5%. The increase was attributable to an increase in the average number of sites operating during the quarter (5,215 in 2000 compared to 3,782 in 1999) and increased occupancy levels of advertising slots sold (a 93% increase over the first quarter of 1999).

     Network Operating Expenses. Network operating expenses increased to approximately $2.1 million for the three months ended March 31, 2000, from approximately $1.4 million for the three months ended March 31, 1999, or 53.6%. The increase was due primarily to the increase in the average number of installed E*billboard sites, which increased 37.9% from 1999 to 2000. Major components of network operating expenses for the respective periods are:

                                                                            Three Months ended March 31,
                                                                       -------------------------------------
                                                                           2000                       1999
                                                                           ----                       ----
Site agreement expense                                                 $1,068,000                   $756,000
Telecommunications expense                                                787,000                    510,000
Maintenance expense                                                       275,000                    121,000

         Selling Expenses. Selling expenses increased to approximately $3.1 million for the three months ended March 31, 2000, from approximately $2.2 million for the three months ended

March 31, 1999, or 40.4%. The increase resulted primarily from increased compensation costs due to the addition of sales office staff (average 2000 headcount of 92 compared to 1999 average of 86) and increased commissions due to increased sales, additional training and travel costs for a company wide sales conference, and increased graphic production costs.

     General and Administrative Expenses. General and administrative expenses increased to approximately $1.8 million for the three months ended March 31, 2000, from approximately $1.2 million for the three months ended March 31, 1999, or 48.5%. The increase was primarily attributable to employee compensation and related costs, the largest component of general and administrative expense, which increased to $1.2 million in 2000 compared to $754,000 in 1999. The compensation increases were due to the additional administrative staff in marketing and accounting and increased corporate development staff to assist in securing additional venues. Research and development costs decreased to $41,000 in 2000 compared to $72,000 in 1999. The decrease in research and development costs was due to the substantial completion of our network technology platform during 1999. We capitalized $110,000 of software costs developed or obtained for internal use during the first quarter of 2000. There were no significant capitalizable internal use software costs in the three months ended March 31, 1999.

     Corporate Overhead. Corporate overhead increased to approximately $929,000 for the three months ended March 31, 2000, from approximately $824,000 for the three months ended March 31, 1999, or 12.7%. This increase was primarily due to increased legal, accounting, and other professional fees ($306,000 in 2000 compared to $109,000 in 1999), offset by a reduction in compensation and related costs ($363,000 in 2000 compared to $434,000 in 1999) primarily due to a reduction in training costs.

     Depreciation and Amortization. Depreciation and amortization increased to approximately $919,000 for the three months ended March 31, 2000, from approximately $572,000 for the three months ended March 31, 1999, or 60.5%. Depreciation expense relating to our E*billboard equipment was $711,000 in 2000 compared to $466,000 in 1999.

     Operating Loss. As a result of the above factors, operating loss increased to approximately $6.6 million for the three months ended March 31, 2000, from approximately $5.3 million for the three months ended March 31, 1999, or 25.1%.

     Net Interest Expense. Net interest expense increased to approximately $1.8 million for the three months ended March 31, 2000, from approximately $1.7 million for the three months ended March 31, 1999.

     Net Loss. As a result of the above factors, the net loss increased to approximately $8.6 million for the three months ended March 31, 2000, from approximately $7.6 million for the three month ended March 31, 1999, or 13.2%.

     The Company expects to incur additional costs to install additional E*billboards and for operating costs to expand NGN. As a result, the Company expects to incur a net loss for 2000 and expects to continue to operate at a loss for the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

     Through March 31, 2000, our primary source of liquidity has been proceeds from the sale of equity and debt securities.

     As of March 31, 2000, total cash and cash equivalents were $17.9 million compared to $403,000 as of December 31, 1999. The increase in cash was a result of $7.1 million of cash used in operating activities (due primarily to the loss from operations) and $2.2 million of cash used in investing activities (primarily for capital expenditures related to the expansion of our network) offset by $26.8 million of cash provided by financing activities. The financing activities included net proceeds from the sale of common stock to a subsidiary of United Technologies Corporation less the repurchase of senior secured notes.

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

     Our primary uses of cash are capital expenditures for E*billboards and for our working capital requirements. We anticipate capital expenditures of at least $30 million related to the purchase and installation of our E*billboards over the next two years. To the extent we are successful at securing more sites than anticipated, our capital expenditures and working capital requirements could be significantly larger than anticipated. Our cash flow is dependent on our ability to increase advertising revenues and is subject to financial, economic and other factors, some of which are beyond our control. We will need to raise additional capital to satisfy our obligations and to attain our current business plan. We cannot assure you that the additional funds will be available, or if available, will be available on terms acceptable to us.

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

MARKET RISK AND IMPACT OF INFLATION

     We do not believe we have any significant risk related to interest rate fluctuations since we have only fixed rate debt. We believe that inflation has not had a material impact on our results of operations for the quarters ended March 31, 2000 and 1999. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.


YEAR 2000

     To date, we have not experienced any material difficulties associated with the Year 2000 issue. To our knowledge, no third party upon which we depend has experienced a material Year 2000 problem. However, it is still possible that errors or defects may remain undetected, or that dates other than January 1 or February 29, 2000, may trigger Year 2000 problems. If this occurs with respect to our software or computer systems, or those of third parties on which we rely, our reputation, business, operating results and financial condition could suffer.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     Effective in February 2000, the Company expanded its Board of Directors by one director and David Voelker and Timothy Hartman resigned as Directors. In February 2000, Ari Bousbib, Anthony Bonacci and William Grimes joined the Board as Directors of the Company.


ITEM 6. Exhibits and Reports on Form 8-K:



     a)   Exhibits


     27.1      Financial Data Schedule


     b)   Reports on Form 8-K
     None



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                         NEXT GENERATION NETWORK, INC.

Date:  May 12, 2000             By: /s/  Thomas M. Pugliese
                                   --------------------------------------
                                         Thomas M. Pugliese
                                         Chief Executive Officer


Date:  May 12, 2000             By: /s/  Michael J. Kolthoff
                                   --------------------------------------
                                    Treasurer and Assistant Secretary
                                    (principal financial and accounting officer)