Form 10QSB
period 2000-06-30
NEXT GENERATION NETWORK INC
filed 2000-08-14
CIK 1046442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                         COMMISSION FILE NUMBER:
         JUNE 30, 2000                                       333-49279

                          NEXT GENERATION NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                         41-1670450
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

                                Yes  X     No
                                   -----     -----

         Number of shares of Common Stock outstanding as of July 31, 2000: 8,631,481

         Transitional Small Business Disclosure Format  (Check one):

                                Yes        No  X
                                   -----     -----

================================================================================

                          NEXT GENERATION NETWORK, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                          ----
Part I.  Financial Information

         Item 1. Financial Statements.

              Balance Sheets as of June 30, 2000 and December 31, 1999                                      3

              Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999            4

              Statements of Stockholders' Equity for the Six Months Ended June 30,2000                      5

              Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999                      6

              Notes to Financial Statements                                                                7-8

         Item 2.  Management's Discussion and Analysis or Plan of Operations                              9-13

Part II. Other Information.

         Item 5.   Other Information                                                                        14

         Item 6.   Exhibits and Reports on Form 8-K                                                         14


                                     Part I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          NEXT GENERATION NETWORK, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                    JUNE 30,             DECEMBER 31,
                                                                                      2000                   1999
                                                                                --------------        ------------------
ASSETS
       Current Assets
                Cash and cash equivalents                                         $   9,583,033        $         403,435
                Accounts receivable, net                                              2,268,544                1,511,939
                Other current assets                                                     73,754                   85,284
                                                                                  --------------       ------------------

                Total current assets                                                 11,925,331                2,000,658
                                                                                  --------------       ------------------

       Property and Equipment, net                                                   16,799,244               13,473,100
       Deferred Financing Costs, net                                                  1,298,725                2,050,481
       Other Assets                                                                     143,938                  191,730
                                                                                  --------------       ------------------

                                                                                  $  30,167,238        $      17,715,969
                                                                                  ==============       ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
       Current Liabilities:
                Current maturities of long-term debt                              $      21,347        $          24,949
                Accounts payable                                                      1,958,869                2,721,429
                Accrued expenses  (Note 3)                                            4,783,189                4,848,637
                                                                                  --------------       ------------------

                Total current liabilities                                             6,763,405                7,595,015
                                                                                  --------------       ------------------

       Non-current accrued site lease expense                                                 -                  223,239
                                                                                  --------------       ------------------

       Long-term Debt (Note 2)                                                       36,948,987               49,555,649
                                                                                  --------------       ------------------

       Mandatory Redeemable Preferred Stock
            14.8% Series B, nonvoting; authorized 91,100 shares;
           issued and outstanding 91,059 shares at December 31, 1999;
           stated at liquidation value plus accrued dividends                                 -               11,273,351
            14.8% Series C, nonvoting; authorized 90,000 shares;
           issued and outstanding 75,540 shares at December 31, 1999;
           stated at liquidation value plus accrued dividends                                 -                8,123,598
                                                                                  --------------       ------------------
                                                                                              -               19,396,949
                                                                                  --------------       ------------------
       Stockholders' Deficit
       8.25% Series A cumulative preferred stock,
         nonvoting; authorized 20,000 shares; issued and
         outstanding 3,060 and 6,000 shares, respectively, stated
         at liquidation value, excluding cumulative unpaid dividends
         of $1,072,912 and $1,980,000, respectively                                   1,530,000                3,000,000
         Common stock, $0.01 par value; authorized 20,000,000
         shares; issued and outstanding 8,631,481
         and 2,662,680 shares, respectively (Note 4)                                     86,315                   26,627
         Additional paid-in capital                                                  70,487,579                6,574,267
         Accumulated deficit                                                        (85,649,048)             (68,655,777)
                                                                                  --------------       ------------------
                                                                                    (13,545,154)             (59,054,883)
                                                                                  --------------       ------------------
                                                                                  $  30,167,238        $      17,715,969
                                                                                  ==============       ==================

See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                            ---------------------------   -----------------------------
                                                                2000           1999           2000            1999
                                                            ------------   ------------   ------------   --------------

Revenues:
       Advertising Revenue                                  $ 2,618,364    $ 1,152,259    $ 4,947,632    $   2,110,283
       Less agency commissions                                  (27,046)       (34,817)       (73,698)         (59,426)
                                                            ------------   ------------   ------------   --------------

       Net advertising revenue                                2,591,318      1,117,442      4,873,934        2,050,857
       Network operating revenue                                    210            210            420              420
                                                            ------------   ------------   ------------   --------------
                   Total revenues                             2,591,528      1,117,652      4,874,354        2,051,277
                                                            ------------   ------------   ------------   --------------

Costs and expenses:
       Network operating expenses                             2,155,819      1,601,519      4,286,499        2,988,954
       Selling Expenses                                       3,179,180      2,202,290      6,307,579        4,430,992
       General and administrative expenses                    2,548,957      1,215,065      4,315,397        2,404,353
       Corporate overhead                                       876,400        783,751      1,805,208        1,607,544
       Depreciation and amortization                          1,029,685        634,565      1,948,316        1,206,827
                                                            ------------   ------------   ------------   --------------
                                                              9,790,041      6,437,190     18,662,999       12,638,670
                                                            ------------   ------------   ------------   --------------

       Operating loss                                        (7,198,513)    (5,319,538)   (13,788,645)     (10,587,393)

Non operating income (expense):
       Interest expense                                      (1,576,453)    (2,030,386)    (3,554,346)      (4,021,395)
       Interest income                                          207,880        175,754        434,764          428,738
       Other expense                                            (14,824)        (8,453)       (85,044)          (8,453)
                                                            ------------   ------------   ------------   --------------

Net loss                                                     (8,581,910)    (7,182,623)   (16,993,271)     (14,188,503)
Preferred stock dividends                                        63,112        765,575        272,832        1,377,668
                                                            ------------   ------------   ------------   --------------
Net loss applicable to common stockholders                  $(8,645,022)   $(7,948,198)  $(17,266,103)   $  (15,566,171)
                                                            ------------   ------------   ------------   --------------
Basic and diluted net loss per common share                 $     (1.01)   $     (2.99)  $      (2.29)   $        (5.85)
                                                            ------------   ------------   ------------   --------------
Weighted average number of common shares outstanding          8,562,076      2,662,680      7,527,172        2,662,680
                                                            ============   ============   ============   ==============



See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                      Series A
                                     Cumulative                                     Additional
                                  Preferred Stock              Common Stock           Paid-In      Accumulated
                                Shares        Amount        Shares       Amount       Capital        Deficit         Total
                              -----------   ----------    ----------  -----------  ------------  --------------  -------------
Balance, December 31, 1999       6,000      $3,000,000     2,662,680     $26,627   $  6,574,267   $(68,655,777)  $(59,054,883)

Issuance of common stock
at $10 per share, net of
expenses of $466,321               ---             ---     3,025,017      30,250     29,753,599            ---     29,783,849

Exchange of Series A
Preferred Stock for
common stock                    (2,940)     (1,470,000)      180,388       1,804      1,468,196            ---            ---

Exchange of Mandatory
Redeemable Preferred
Stock for common stock             ---             ---     2,546,353      25,464     19.581,206            ---     19,606,670

Exercise of stock
options                            ---             ---        16,060         161          1,445            ---          1,606

Exercise of warrants                                         200,983       2,009        219,576                       221,585

Repurchase of PIK Notes
at a substantial
discount from carrying
value from related party           ---             ---           ---         ---     13,125,421            ---     13,125,421

Accrued dividends on
mandatory redeemable
preferred stock                    ---             ---           ---         ---      (209,720)            ---       (209,720)

Compensation element of
stock options forfeited            ---             ---           ---         ---       (26,411)           ---         (26,411)

Net Loss                           ---             ---           ---         ---           ---    (16,993,271)    (16,993,271)
                              --------      ----------    ----------  ----------   -----------   ------------    ------------
Balance, June 30, 2000           3,060      $1,530,000     8,631,481     $86,315   $70,487,579   $(85,649,048)   $(13,545,154)
                              ========      ==========    ==========  ==========   ===========   ============    ============



See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   ---------------------------------
                                                                                       2000               1999
                                                                                   --------------     --------------
OPERATING ACTIVITIES:
       Net Loss                                                                    $ (16,993,271)     $ (14,188,503)
       Adjustments to reconcile net loss to net cash used in
                   operating activities:
                   Accretion of long term debt discounts                                 715,422            778,878
                   Non cash interest on PIK Notes                                      2,605,367          2,983,050
                   Amortization of deferred financing costs                              227,598            250,180
                   Depreciation and amortization                                       1,948,316          1,206,827
                   Compensation element of stock options (forfeited)                     (26,411)           (36,976)
                   Loss from equity method investee                                       32,824                ---
                   Other                                                                  52,220              8,453
       Changes in assets and liabilities:
                   Receivables                                                          (704,192)          (355,537)
                   Other current assets                                                   11,530             28,274
                   Accounts payable                                                     (762,560)          (320,028)
                   Accrued expenses                                                      455,946           (360,180)
                                                                                   --------------     --------------

                   Net Cash Used In Operating Activities                             (12,437,211)       (10,005,562)
                                                                                   --------------     --------------

INVESTING ACTIVITIES:
       Purchase of equipment and furnishings                                          (5,323,319)        (2,283,043)
       Deposits and other assets                                                         (42,758)             3,299
       Proceeds from sale of property and equipment                                        1,950              5,207
                                                                                   --------------     --------------

                   Net Cash Used in Investing Activities                              (5,364,127)        (2,274,537)
                                                                                   --------------     --------------

FINANCING ACTIVITIES:

       Proceeds from common stock sales and option exercise                           30,007,042                ---
       Redeem PIK Notes                                                               (2,927,579)               ---
       Deferred financing costs                                                          (87,842)               ---
       Principal payments on long-term debt and capital leases                           (10,685)           (10,315)
                                                                                   --------------     --------------

                   Net Cash (Used in) Provided by Financing Activities                26,980,936            (10,315)
                                                                                   --------------     --------------

Net increase (decrease) in cash and cash equivalents                                   9,179,598        (12,290,414)
Cash and cash equivalents
       Beginning                                                                         403,435         24,710,213
                                                                                   --------------     --------------
       Ending                                                                      $   9,583,033      $  12,419,799
                                                                                   ==============     ==============

Supplemental Cash Flow Information
       Cash payments for interest                                                  $       5,960      $       9,288
       Non cash activities:
          Increase in mandatory redeemable preferred stock and
           decrease in paid-in capital from accrued dividends                            209,720          1,253,918
         Accrued interest converted to long term debt                                  3,194,000          2,841,000
         Increase in long term debt resulting from interest accretion                    715,422            778,878
         Exchange of preferred stock for common stock                                 21,076,669                ---
         Additional paid-in capital resulting from PIK Note redemption                13,125,421                ---

See notes to condensed financial statements.

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation

     The condensed balance sheet as of June 30, 2000, the condensed statements of operations for the three and six month periods ended June 30, 2000 and 1999, condensed statement of changes in stockholders' deficit for the six months ended June 30, 2000, and condensed statements of cash flows for the six month periods ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended June 30, 2000, are not necessarily indicative of the operating results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.


Note 2. Long Term Debt

       Long-term debt: A summary of long-term debt is as follows:


                                                                                         June 30,       December 31,
                                                                                           2000             1999
                                                                                       ------------     ------------

        12% Senior Secured PIK Notes due February 2003 (net of $2,987,373 and
            $5,181,775 of unamortized discount attributed to warrants
            issued in connection with PIK Notes.)                                      $35,408,627      $48,112,225
         Noninterest-bearing note payable, discounted at 15%, total of
            $700,000 payable based on certain cash flows, if any, with
            balance due December 2001, secured by equipment                                568,997          529,300
         Noninterest-bearing note payable, discounted at 15%, total of
            $1,500,000 payable August 2003, plus 10% of certain net
            revenues, if any, secured by equipment                                         969,630          905,308
         Other debt - capital lease obligations                                             23,080           33,765
                                                                                       ------------     ------------
                                                                                        36,970,334       49,580,598
         Less current maturities                                                            21,347           24,949
                                                                                       ------------     ------------
                                                                                       $36,948,987      $49,555,649
                                                                                       ============     ============

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

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3. Accrued Expenses

       The components of accrued expenses are as follows:


                                                                        June 30,         December 31,
                                                                          2000               1999
                                                                       -----------       ------------
                          Site agreement fees                          $2,108,952         $1,382,091
                          Interest                                      1,920,312          2,664,945
                          Compensation                                    494,903            561,032
                          Legal fees                                       49,693            167,000
                          Other                                           209,329             73,569
                                                                       ----------         ----------
                                                                       $4,783,189         $4,848,637
                                                                       ==========         ==========



Note 4.  Events Subsequent to December 31, 1999

         SALE OF COMMON STOCK: During the second quarter of 2000, 180 shares of the Company's Series A Cumulative Preferred stock together with accumulated unpaid dividends thereon were converted into 11,042 shares of Company common stock.

         In May 2000, warrants issued in connection with the 12% Senior Secured PIK Notes to purchase 169,983 shares of common stock at a price of $.01 per share were exercised.

         STOCK OPTIONS: In May 2000 the Board of Directors granted options to acquire 140,480 shares at an exercise price of $10.00 per share to Company employees under its 2000 Stock Incentive Plan. As of June 30, 2000, options to purchase 1,697,480 shares were outstanding, of which 23,480 were exercisable.

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

         We have organized our network rollout strategy on a market by market basis, concentrating on major U.S. advertising markets. As of June 30, 2000, we have installed E*billboards at 5,933 sites and we have secured long-term site rights covering approximately 5,000 additional sites that are pending installation. The historic build-out of our network is illustrated in the following table.

                           INSTALLED E*BILLBOARD SITES

 DMA                                     DEC. 31,   MARCH 31,      JUNE 30,    DEC 31,   MARCH 31,      JUNE 30,
 RANK             MARKET(1)                1998       1999           1999       1999        2000          2000
-------     ------------------------     --------   --------       --------   --------   ----------     --------
  1         New York                       447        633            882       1,317       1,482         1,699
  2         Los Angeles                    490        490            500         578         596           605
  3         Chicago                         71        120            130         172         218           242
  4         Philadelphia                   247        269            286         307         327           365
  5         San Francisco                  197        198            202         245         300           344
  6         Boston                         179        177            189         241         259           272
  7         Dallas                         263        280            281         306         320           335
  8         Washington DC                  510        507            509         519         517           523
  12        Seattle                                                                                         41
  14        Tampa                          141        150            158         165         168           168
  16        Miami                           86         91             88         117         130           137
  18        Denver                                                                                         116
  20        Sacramento                      62         62             62          64          67            69
  22        Orlando                        243        248            251         257         259           257
  24        Baltimore                      202        203            204         204         201           209
  26        San Diego                      133        134            140         157         162           163
  40        Norfolk                        238        241            240         237         238           239
  44        West Palm Beach                 63         64             65          67          72            84
  50        Providence                                                                        12            13
  60        Austin                                                                                          34
  83        Ft. Myers                       46         51             51          54          55            57
            Developmental Markets(2)        12         16             16          24          16            21
                                            --         --             --          --          --            --
           Total Sites                   3,630      3,934          4,254       5,031       5,399         5,933
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

         Our current geographic expansion is primarily focused on the 25 largest U.S. markets and major international cities including Paris, Sydney and London.

         We generate revenues principally through the sale of advertising on our network. E*billboards present repeating sequences, or loops, of advertising and programming. As currently configured, the loops consist of twelve ten-second advertising slots and six to eight six-second programming slots, which currently provide our network with more than 70,000 advertising slots available for sale on a daily basis. We charge a fixed daily rate for advertising slots which averages approximately $4.00. Advertising rates are based upon the availability of space on the network for the desired location, the size and demographic makeup of the market served by the E*billboards and the availability of alternative advertising media in the area. Most advertising contracts are short-term, typically for periods of one to three months, and are with local and regional advertisers. As the number and geographic diversity of our sites increases, we believe we will be able to attract more national advertisers to our network, thereby increasing the contribution of national advertising revenue to our total advertising revenue in the future.

         We recognize advertising revenues at the time the advertisement appears on our network. We bill advertisers monthly for contracts that exceed one month in length, and on the first day of the month during which the advertisement appears on our network for contracts for shorter periods. When advertising agencies are involved, they deduct a commission, which typically is 15% of gross revenue, and remit only the net amount to us. Revenue also includes barter transactions, which represent the exchange of E*billboard advertising for goods or services, which is recognized at estimated fair value of the products or services received. During the first six months of 2000, barter revenue represented less than 10% of total revenue and was used primarily in connection with a national advertising campaign for E*billboards.

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

         Network operating expenses are costs associated with the daily operation, maintenance and depreciation of E*billboards, as well as the site agreement fees paid to site owners. Most network operating expenses generally increase proportionally with the number of installed sites. On a site by site basis, telecommunication and maintenance costs remain relatively fixed, averaging approximately $60 per month. Accordingly, we expect that these telecommunication and maintenance expenses as a percentage of advertising revenues will decrease as our advertising revenues increase. In addition, site agreements generally provide the site operator with a percentage of the advertising revenues (typically 10% per site) derived from the E*billboards at the particular site. Some site agreements provide for a minimum annual site fee. Based on the number of E*billboards installed on June 30, 2000, we are committed to minimum site agreement fees of approximately $3.5 million annually through 2003. We incur network operating expenses in connection with the E*billboards prior to generating revenues from the sites.

         Selling expenses include all costs associated with operating our sales offices. The majority of these expenses are related to compensation and related benefits for sales personnel. We pay our sales personnel fixed salaries and sales commissions. During the second quarter of

2000 and 1999, the commission portion of the compensation was 10.4% and 13.8% of net revenues, respectively. For the six months ended June 30, 2000 and 1999, commissions were 12.4% and 14.3% of net revenues, respectively.

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

         Costs of acquiring hardware and installing it in new sites are capitalized and depreciated over five years. Other equipment and furnishings are depreciated over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the terms of the respective leases.

RESULTS OF OPERATIONS

          Net Revenues. Net revenues increased to approximately $2.6 million for the second quarter of 2000 compared to $1.1 million for the same quarter of 1999 and were $4.9 million for the six months ended June 30, 2000 compared to $2.1 million for the same period of 1999. The increase was attributable to an increase in the average number of sites operating during the periods (which increased 38% during the three and six month periods ended June 30, 2000 compared to the average sites during the comparable 1999 periods) and increased occupancy levels of advertising slots sold (which increased 86% and 87% during the three and six months ended June 30, 2000 compared to the comparable 1999 periods).

         Network Operating Expenses. Network operating expenses increased to approximately $2.2 million for the second quarter of 2000 compared to $1.6 million for the same quarter of 1999 and were $4.3 million for the six months ended June 30, 2000 compared to $3.0 million for the same period of 1999. The increase was due primarily to the increase in the average number of installed E*billboard sites, which increased 38% from 1999 to 2000. Major components of network operating expenses for the respective periods are:


                              3 months ended   3 months ended    6 months ended    6 months ended
                               June 30, 2000    June 30, 1999    June 30, 2000      June 30, 1999
                              --------------   --------------    --------------    --------------
Site agreement expense            $1,018,000       $842,000        $2,086,000         $1,599,000

Telecommunications expense           879,000        566,000         1,666,000          1,076,000

Maintenance expense                  259,000        193,000           535,000            315,000



         Selling Expenses. Selling expenses increased to approximately $3.2 million for the second quarter of 2000 compared to $2.2 million for the same quarter of 1999 and were $6.3 million for the six months ended June 30, 2000 compared to $4.4 million for the same period of 1999. The increase resulted primarily from increased compensation costs due to the addition of sales staff (average 2000 headcount of 105 and 100 for the three and six months ended June 30, 2000 compared to an average of 83 and 84 for the comparable 1999 periods) and increased commissions due to increased sales, additional training and travel costs for a company wide sales conference, employment fees and increased graphic production costs.

         General and Administrative Expenses. General and administrative expenses increased to approximately $2.5 million for the second quarter of 2000 compared to $1.2 million for the same quarter of 1999 and were $4.3 million for the six months ended June 30, 2000 compared to $2.4 million for the same period of 1999. The increase was primarily attributable to employee compensation and related costs, the largest component of general and administrative expense, which increased to $1.3 million and $2.4 million during the three and six months ended June 30, 2000 compared to $782,000 and $1.5 million during the comparable 1999 periods. The compensation increases were due to increased corporate development staff to assist in securing additional venues plus additional administrative staff in marketing and accounting. Research and development costs decreased to $41,000 and $82,000 during the three and six month periods ended June 30, 2000 compared to $71,000 and $143,000 during the comparable 1999 periods. The decrease in research and development costs was due to the substantial completion of our network technology platform during 1999. We capitalized $345,000 and $454,000 of software costs developed or obtained for internal use during the three and six months periods ended June 30, 2000. There were no significant capitalizable internal use software costs in the three and six months ended June 30, 1999.

         Corporate Overhead. Corporate overhead increased to approximately $876,000 for the second quarter of 2000 compared to $784,000 for the same quarter of 1999 and was $1.8 million for the six months ended June 30, 2000 compared to $1.6 million for the same period of 1999. The increase in the second quarter was primarily due to increased compensation costs offset by reductions in legal and professional fees and reduced travel costs. The increase for the six months ended June 30, 2000 compared to the 1999 period was primarily due to increased compensation, legal and professional, and employment fees and a reduction in travel costs.

         Depreciation and Amortization. Depreciation and amortization increased to approximately $1.0 million for the second quarter of 2000 compared to $635,000 for the same quarter of 1999 and was $1.9 million for the six months ended June 30, 2000 compared to $1.2 million for the same period of 1999. Depreciation expense relating to our E*billboard equipment was $793,000 for the second quarter of 2000 compared to $514,000 for the same quarter of 1999 and was $1.5 million for the six months ended June 30, 2000 compared to $1.0 million for the same period of 1999.


         Operating Loss. As a result of the above factors, operating loss increased to approximately $7.2 million for the second quarter of 2000 compared to $5.3 million for the same quarter of 1999 and was $13.8 million for the six months ended June 30, 2000 compared to $10.6 million for the same period of 1999


         Net Interest Expense. Net interest expense decreased to approximately $1.4 million for the second quarter of 2000 compared to $1.9 million for the same quarter of 1999 and was $3.1 million for the six months ended June 30, 2000 compared to $3.6 million for the same period of 1999. The reduction in interest was primarily due to the repurchase of $18.1 million face amount of PIK Notes in February 2000.

         Net Loss. As a result of the above factors, the net loss increased to approximately $8.6 million for the second quarter of 2000 compared to $7.2 million for the same quarter of 1999 and was $17.0 million for the six months ended June 30, 2000 compared to $14.2 million for the same period of 1999.

          The Company expects to incur additional costs to install additional E*billboards and for operating costs to expand NGN. As a result, the Company expects to incur a net loss for 2000 and expects to continue to operate at a loss for the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

         Through June 30, 2000, our primary source of liquidity has been proceeds from the sale of equity and debt securities.

         As of June 30, 2000, total cash and cash equivalents were $9.6 million compared to $403,000 as of December 31, 1999. The increase in cash was a result of $12.4 million of cash used in operating activities (due primarily to the loss from operations) and $5.4 million of cash used in investing activities (primarily for capital expenditures related to the expansion of our network) offset by $27.0 million of cash provided by financing activities. The financing activities included net proceeds from the sale of common stock to a subsidiary of United Technologies Corporation less the repurchase of senior secured notes.

          On February 25, 2000, we purchased $18.1 million aggregate face amount of senior secured notes from a note holder for $2.9 million, leaving an aggregate face amount of senior secured notes outstanding of $38.4 million. On August 1, 2000 we issued additional Notes in payment of $2,298,000 of accrued interest on the PIK Notes. Beginning on February 1, 2001, our semi-annual cash interest requirements on the PIK Notes will be approximately $2.4 million until the notes mature on February 1, 2003.

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

MARKET RISK AND IMPACT OF INFLATION

         We do not believe we have any significant risk related to interest rate fluctuations since we have only fixed rate debt. We believe that inflation has not had a material impact on our results of operations for the three and six month periods ended June 30, 2000 and 1999. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

PART II. OTHER INFORMATION


ITEM 5.  Other Information.

         David Pecker, one of our directors, is affiliated with American Media Operations, Inc. For the three and six month periods ended June 30, 2000, we recognized revenues of $199,988 from American Media.

ITEM 6. Exhibits and Reports on Form 8-K:

        a)    Exhibits


        27.1    Financial Data Schedule


        b)    Reports on Form 8-K
        None





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.


                                               NEXT GENERATION NETWORK, INC.


Date:  August 14, 2000                         By: /s/ Thomas M. Pugliese
                                               --------------------------------
                                               Thomas M. Pugliese
                                               Chief Executive Officer



Date:  August 14, 2000                         By: /s/ Michael R. Robinson
                                               --------------------------------
                                               Michael R. Robinson
                                               Chief Financial Officer
                                               (principal financial officer)