Form 10QSB
period 2000-09-30
NEXT GENERATION NETWORK INC
filed 2000-11-14
CIK 1046442

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                          COMMISSION FILE NUMBER:
         SEPTEMBER 30, 2000                                   333-49279

                          NEXT GENERATION NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                         41-1670450
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



                             Yes    X       No
                                 -------       --------

         Number of shares of Common Stock outstanding as of October 31, 2000:
8,919,641

         Transitional Small Business Disclosure Format  (Check one):

                             Yes            No    X
                                 -------       --------




================================================================================

                          NEXT GENERATION NETWORK, INC.


                                   FORM 10-QSB

                                TABLE OF CONTENTS



Part I. Financial Information                                                                                          Page
                                                                                                                       ----

   Item 1. Consolidated Financial Statements.

           Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                                    3

           Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999         4

           Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2000                  5

           Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999                   6

           Notes to Consolidated Financial Statements                                                                   7-9


   Item 2. Management's Discussion and Analysis or Plan of Operations                                                  10-14

Part II.  Other Information.

   Item 5. Other Information                                                                                             15
   Item 6. Exhibits and Reports on Form 8-K                                                                              15

                                     Part I
                              FINANCIAL INFORMATION

ITEM    1.    FINANCIAL STATEMENTS

                          NEXT GENERATION NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                                2000                    1999
                                                                                            -------------           ------------
ASSETS
          Current Assets:
                   Cash and cash equivalents                                                 $  1,173,475           $    403,435
                   Accounts receivable, net                                                     2,082,240              1,511,939
                   Other current assets                                                           371,925                 43,159
                   Barter credit                                                                1,069,992                 42,125
                                                                                             ------------           ------------
                   Total current assets                                                         4,697,632              2,000,658
                                                                                             ------------           ------------

          Property and Equipment, net                                                          17,452,482             13,473,100
          Deferred Financing Costs, net                                                         1,192,361              2,050,481
          Other Assets                                                                            118,241                191,730
                                                                                             ------------           ------------
                                                                                             $ 23,460,716           $ 17,715,969
                                                                                             ============           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
          Current Liabilities:
                   Current maturities of long-term debt                                      $     16,251           $     24,949
                   Accounts payable                                                             3,344,238              2,721,429
                   Accrued expenses  (Note 3)                                                   4,531,589              4,848,637
                                                                                             ------------           ------------
                   Total current liabilities                                                    7,892,078              7,595,015
                                                                                             ------------           ------------
          Non-current accrued site lease expense                                                       --                223,239
                                                                                             ------------           ------------

          Long-term Debt (Note 2)                                                              39,583,441             49,555,649
                                                                                             ------------           ------------
          Mandatory Redeemable Preferred Stock
             14.8% Series B, nonvoting; authorized 91,100 shares; issued and outstanding 91,059 shares at December 31, 1999;
             stated at liquidation value plus accrued dividends                                        --             11,273,351
             14.8% Series C, nonvoting; authorized 90,000 shares; issued outstanding 75,540 shares at December 31, 1999;
             stated at liquidation value plus accrued dividends                                        --              8,123,598
                                                                                             ------------           ------------
                                                                                                       --             19,396,949
                                                                                             ------------           ------------
          Stockholders' Deficit
             8.25% Series A cumulative preferred stock,
             nonvoting; authorized 20,000 shares; issued and
             outstanding 2,960 and 6,000 shares, respectively, stated
             at liquidation value, excluding cumulative unpaid dividends
             of $1,037,850 and $1,980,000, respectively                                         1,480,000              3,000,000
          Common stock, $0.01 par value; authorized 20,000,000
             shares; issued and outstanding 8,919,641
             and 2,662,680 shares, respectively (Note 4)                                           89,196                 26,627
          Additional paid-in capital                                                           70,537,516              6,574,267
          Accumulated deficit                                                                 (96,096,738)           (68,655,777)
          Other comprehensive income-foreign currency exchange                                    (24,777)
                                                                                             ------------           ------------
                                                                                              (24,014,803)           (59,054,883)
                                                                                             ------------           ------------
                                                                                             $ 23,460,716           $ 17,715,969
                                                                                             ============           ============

See notes to condensed  financial statements.

                          NEXT GENERATION NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                                 SEPTEMBER 30,
                                                  -------------------------------------       -------------------------------------
                                                        2000                  1999                   2000                  1999
                                                  ---------------       ---------------       ---------------       ---------------
Revenues:
     Advertising Revenue                          $    2,265,659         $   1,692,417        $    7,213,291        $    3,802,700
     Less agency commissions                             (40,379)              (78,097)             (114,077)             (137,523)
                                                  --------------         -------------        --------------        --------------

     Net advertising revenue                           2,225,280             1,614,320             7,099,214             3,665,177
     Network equipment sales                                  --                 4,807                    --                 4,807
     Network operating revenue                               210                   210                   630                   630
                                                  --------------         -------------        --------------        --------------
                                                       2,225,490             1,619,337             7,099,844             3,670,614
                                                  --------------         -------------        --------------        --------------
Costs and expenses:
     Network Operating Expenses                        2,326,601             1,675,214             6,613,100             4,664,168
     Selling Expenses                                  3,571,835             2,117,221             9,879,414             6,548,213
     General and administrative expenses               3,252,889             1,459,278             7,568,286             3,863,631
     Corporate overhead                                  784,880               748,421             2,590,088             2,355,964
     Depreciation and amortization                     1,181,312               719,038             3,129,628             1,925,865
     Cost of network equipment sales                          --                 1,526                    --                 1,526
                                                  --------------         -------------        --------------        --------------
                                                      11,117,517             6,720,698            29,780,516            19,359,367
                                                  --------------         -------------        --------------        --------------

     Operating loss                                   (8,892,027)           (5,101,361)          (22,680,672)          (15,688,753)

Non operating income (expense):
     Interest expense                                 (1,643,417)           (2,116,212)           (5,197,763)           (6,137,607)
     Interest income                                      87,754               122,726               522,518               551,464
     Other expense                                            --                    --               (85,044)               (8,453)
                                                  --------------         -------------        --------------        --------------

Net loss                                             (10,447,690)           (7,094,847)          (27,440,961)          (21,283,349)
Preferred stock dividends                                     --               672,459               272,832             2,050,127
                                                  --------------         -------------        --------------        --------------
Net loss applicable to common stockholders        $  (10,447,690)        $  (7,767,306)       $  (27,713,793)       $  (23,333,476)
                                                  --------------         -------------        --------------        --------------
Basic and diluted net loss per common share       $        (1.18)        $       (2.92)       $        (3.48)       $        (8.76)
                                                  --------------         -------------        --------------        --------------
Weighted average number of common shares
outstanding                                            8,824,648             2,662,680             7,959,664             2,662,680
                                                  ==============         =============        ==============        ==============

See notes to condensed  financial statements.

                          NEXT GENERATION NETWORK, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)



                                              Series A
                                             Cumulative
                                          Preferred Stock                Common Stock

                                      Shares         Amount          Shares        Amount
                                  ------------    ------------    ------------   ------------
Balance, December 31, 1999               6,000    $  3,000,000       2,662,680   $     26,627
Issuance of common stock a $10
per share, net of expenses of
$466,321                                    --              --       3,025,017         30,250
Exchange of Series A Preferred
Stock for common stock                  (3,040)     (1,520,000)        186,676          1,867
Exchange of Mandatory
Redeemable Preferred Stock for
common stock                                --              --       2,546,353         25,463
Exercise of stock options                   --              --          16,060            161
Exercise of warrants                        --              --         482,855          4,828
Repurchase of PIK Notes at a
substantial discount from
carrying value from related
party                                       --              --              --             --
Accrued dividends on mandatory
redeemable Preferred stock
                                            --              --              --             --
Compensation element of stock
options forfeited                           --              --              --             --
Foreign currency exchange                   --              --              --             --
Net Loss                                    --              --              --             --
                                  ------------    ------------    ------------   ------------

Balance, September 30, 2000              2,960    $  1,480,000       8,919,641   $     89,196
                                  ============    ============    ============   ============


                                    Additional                       Foreign
                                     Paid-In       Accumulated       Currency
                                     Capital         Deficit         Exchange          Total

                                   ------------    ------------    ------------    ------------
Balance, December 31, 1999         $  6,574,267    $(68,655,777)             --    $(59,054,883)
Issuance of common stock a $10
per share, net of expenses of
$466,321                             29,753,599              --              --      29,783,849
Exchange of Series A Preferred
Stock for common stock                1,518,133              --              --              --
Exchange of Mandatory
Redeemable Preferred Stock for
common stock                         19,581,206              --              --      19,606,669
Exercise of stock options                 1,445              --              --           1,606
Exercise of warrants                    219,576              --              --         224,404
Repurchase of PIK Notes at a
substantial discount from
carrying value from related
party                                13,125,421              --              --      13,125,421
Accrued dividends on mandatory
redeemable Preferred stock
                                       (209,720)             --              --        (209,720)
Compensation element of stock
options forfeited                       (26,411)             --              --         (26,411)
Foreign currency exchange                    --              --         (24,777)        (24,777)
Net Loss                                     --     (27,440,961)             --     (27,440,961)
                                   ------------    ------------    ------------    ------------

Balance, September 30, 2000        $ 70,537,516    $(96,096,738)        (24,777)   $(24,014,803)
                                   ============    ============    ============    ============




See notes to condensed financial statements.

                          NEXT GENERATION NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              -----------------------------------
                                                                                  2000                   1999
                                                                              ------------           ------------
OPERATING ACTIVITIES:
     Net Loss                                                                 $(27,440,961)          $(21,283,349)
     Adjustments to reconcile net loss to net cash used in
              operating activities:
              Accretion of long term debt discounts                              1,053,608              1,190,946
              Non cash interest on PIK Notes                                     3,797,628              4,546,928
              Amortization of deferred financing costs                             333,962                383,896
              Depreciation and amortization                                      3,129,628              1,925,865
              Compensation element of stock options forfeited                      (26,411)               (44,019)
              Loss from equity method investee                                      32,824                     --
              Other                                                                 52,220                  8,453
     Changes in current assets and liabilities:
              Receivables                                                         (517,609)              (932,249)
              Other current assets                                              (1,356,633)                 2,773
              Accounts payable                                                     622,809                (14,683)
              Accrued expenses                                                   1,310,085                410,964
                                                                              ------------           ------------

              Net Cash Used In Operating Activities                            (19,008,850)           (13,804,475)
                                                                              ------------           ------------

INVESTING ACTIVITIES:
     Purchase of equipment and furnishings                                      (7,155,212)            (3,431,196)
     Deposits and other assets                                                     (19,997)               (96,505)
     Proceeds from sale of property and equipment                                    1,950                  5,207
                                                                              ------------           ------------

              Net Cash Used in Investing Activities                             (7,173,259)            (3,522,494)
                                                                              ------------           ------------

FINANCING ACTIVITIES:
     Proceeds from common stock sales and option exercise                       30,009,861                     --
     PIK Note redemption                                                        (2,927,579)                    --
     Deferred financing costs                                                      (87,842)                    --
     Principal payments on long-term debt and capital leases                       (17,514)               (15,771)
                                                                              ------------           ------------

              Net Cash (Used in) Provided by Financing Activities               26,976,926                (15,771)
                                                                              ------------           ------------

FOREIGN CURRENCY EXCHANGE                                                          (24,777)                    --
                                                                              ------------           ------------

Net increase (decrease) in cash and cash equivalents                               770,040            (17,342,740)
Cash and cash equivalents
     Beginning                                                                     403,435             24,710,213
                                                                              ------------           ------------
     Ending                                                                   $  1,173,475           $  7,367,473
                                                                              ============           ============

Supplemental Cash Flow Information
     Cash payments for interest                                               $     12,565           $     15,836
     Non cash activities:
        Increase in mandatory redeemable preferred stock and
         decrease in paid-in capital from accrued dividends                        209,720              1,926,377
       Accrued interest converted to long term debt                              5,492,000              5,853,000
       Increase in long term debt resulting from interest accretion              1,053,608              1,190,947
       Exchange of preferred stock for common stock                             21,126,669                     --
       Additional paid in capital resulting from PIK Note redemption            13,125,421                     --



See notes to condensed financial statements.

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

NOTE 1.  Basis of Presentation

         The condensed balance sheet as of September 30, 2000, the condensed statements of operations for the three and nine month periods ended September 30, 2000 and 1999, condensed statement of changes in stockholders' deficit for the nine months ended September 30, 2000, and condensed statements of cash flows for the nine month periods ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended September 30, 2000, are not necessarily indicative of the operating results to be expected for the full fiscal year.


         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company began following the consensus reached in EITF 99-17 "Accounting for Advertising Barter Transactions" since its adoption in 2000. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on the Company's financial statements.

         Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.


Note 2. Long Term Debt

       A summary of long-term debt is as follows:

                                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                                             2000             1999
                                                                                       ----------------- ----------------
         12% Senior Secured PIK Notes due February 2003 (net of $2,704,412 and
            $5,181,775 of unamortized discount attributed to warrants
            issued in connection with PIK Notes.)                                           $37,989,588      $48,112,225
         Noninterest-bearing note payable, discounted at 15%, total of
            $700,000 payable based on certain cash flows, if any, with
            balance due December 2001, secured by equipment                                     588,845          529,300
         Noninterest-bearing note payable, discounted at 15%, total of
            $1,500,000 payable August 2003, plus 10% of certain net
            revenues, if any, secured by equipment                                            1,005,008          905,308
         Other debt - capital lease obligations                                                  16,251           33,765
                                                                                       ----------------- ----------------
                                                                                             39,599,692       49,580,598
         Less current maturities                                                                 16,251           24,949
                                                                                       ----------------- ----------------
                                                                                            $39,583,441      $49,555,649
                                                                                       ================= ================

         The Company issued additional Notes in payment of accrued interest on the aforementioned PIK Notes in February 2000 ($3,194,000) and August 2000 ($2,298,000).

         The long term debt excluding capital lease obligations and assuming full accretion of the related discounts is payable as follows: $700,000 in 2001 and $42,194,000 in 2003.

                          Next Generation Network, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)


Note 3. Accrued Expenses

       The components of accrued expenses are as follows:

                                                                                     September 30,       December 31,
                                                                                         2000                1999
                                                                                  -------------------- ------------------
                          Site agreement fees                                              $2,726,772         $1,382,091
                          Interest                                                            814,573          2,664,945
                          Compensation                                                        660,650            561,032
                          Legal fees                                                           64,693            167,000
                          Other                                                               264,901             73,569
                                                                                  -------------------- ------------------
                                                                                           $4,531,589         $4,848,637
                                                                                  ==================== ==================



Note 4.  Events Subsequent to December 31, 1999

         COMMON STOCK AUTHORIZED: The Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company to 25,000,000 shares in November 2000.

         SALE OF COMMON STOCK: During the third quarter of 2000, 100 shares of the Company's Series A Cumulative Preferred stock together with accumulated unpaid dividends thereon were converted into 6,288 shares of Company common stock.

          STOCK OPTIONS: In November 2000 the Board of Directors granted options to acquire 181,000 common shares at an exercise price of $8.45 per share to Company employees under its 2000 Stock Incentive Plan. As of September 30, 2000, options to purchase 1,057,482 shares were issued and outstanding, of which 217,480 were exercisable.

         STOCK WARRANTS: In August 2000, warrants issued in connection with the 12% Senior Secured PIK Notes to purchase 281,872 shares of common stock at a price of $.01 per share were exercised. In November 2000 the Company issued warrants to purchase 316,000 shares of common stock at a price of $8.45 per share. One third of the warrants are exercisable after November 6, 2001, the second third after November 6, 2002 and the remainder after November 6, 2003. The warrants must be exercised prior to November 6, 2007.

         SALE OF MANDATORY REDEEMABLE PREFERRED STOCK: In November 2000 the Board of Directors created and designated for issuance 7,500,000 shares of $1 par Series D 8% Convertible Participating Preferred Stock. On November 7, 2000, the Company issued 3,550,296 shares of its Series D preferred stock to private investors at $8.45 per share. Proceeds upon the issuance of this stock, net of estimated issuance costs of approximately $2.6 million, totaled approximately $27.4 million. In connection with this transaction, a finders fee of $300,000 was paid to a director of the Company by the investment banker.

         The Series D preferred stock is senior to all other classes of capital stock with respect to dividend and liquidation rights. Dividends, which accrue at 8% on an initial liquidation value of $8.45 per share, are to be paid semi annually on June 15 and December 15. Accrued dividends, to the extent unpaid, are compounded annually upon the stock's liquidation value.

         The Series D preferred stock and all accrued unpaid dividends are convertible, in whole or in part, at the option of the holder into common stock at a conversion price of $8.45. The stock is convertible at the option of the Company in the event of a qualifying public offering prior to the mandatory redemption date, which is November 7, 2005.

         If the Company consummates an IPO prior to December 31, 2001 that does not yield at least a 100% annualized return to the Series D holders, the Company has agreed to issue to each Series D holder, warrants to purchase additional shares of preferred stock at $.001 per share such that the holder would yield a 100% return. In addition, if the Company fails to consummate a qualifying IPO prior to December 31, 2001, the Company has agreed to issue warrants to purchase additional shares of preferred stock at $.001 per share such that the effective initial price per share of the preferred stock could be adjusted down to $7.60 per share.

         The Company is also required to and has reserved from its authorized but unissued shares of common stock, solely for the conversion of Series D preferred stock, the full number of shares of common stock issuable if all outstanding Series D shares and warrants were to be converted in full.

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

GENERAL

         We are the leader in the emerging digital out-of-home media industry. We are currently implementing a rapid build-out of the world's largest network of digital video advertising displays, which we call E*billboards. Since our inception, we have developed our proprietary technology platform to deliver digital advertising and other media across our growing network of E*billboards in the U.S. During the third quarter of 2000, initial installations of E*billboards were completed in Paris, France and Sydney, Australia.

         We have organized our network rollout strategy on a market by market basis, concentrating on major U.S. advertising markets. As of September 30, 2000, we have installed E*billboards at 6,442 sites and we have secured long-term site rights covering approximately 4,500 additional sites that are pending installation. The historic build-out of our network is illustrated in the following table.


                           INSTALLED E*BILLBOARD SITES


   DMA                                 DEC. 31,     JUNE 30,     SEP. 30,    DEC 31,     JUNE 30,     SEP. 30,
   RANK              MARKET              1998         1999         1999       1999         2000        2000
---------   -------------------------  --------     --------     --------    -------     --------    ---------
  1         New York                       447         882        1,102        1,317       1,699       1,750
  2         Los Angeles                    490         500          515          578         605         608
  3         Chicago                         71         130          142          172         242         269
  4         Philadelphia                   247         286          291          307         365         379
  5         San Francisco                  197         202          215          245         344         378
  6         Boston                         179         189          217          241         272         297
  7         Dallas                         263         281          279          306         335         359
  8         Washington DC                  510         509          517          519         523         522
  12        Seattle                                                                           41         149
  14        Tampa                          141         158          159          165         168         171
  16        Miami                           86          88           98          117         137         144
  18        Denver                                                                           116         136
  20        Sacramento                      62          62           63           64          69          71
  22        Orlando                        243         251          257          257         257         256
  24        Baltimore                      202         204          204          204         209         210
  26        San Diego                      133         140          141          157         163         165
  40        Norfolk                        238         240          240          237         239         239
  44        West Palm Beach                 63          65           65           67          84          95
  50        Providence                                               10           10          13          14
  60        Austin                                                                            34          38
  61        Richmond                                                                                      46
  83        Ft. Myers                       46          51           52           54          57          57
            Paris, France                                                                                 11
            Sydney, Australia                                                                             54
            Developmental Markets(1)        12          16            8           14          21          24
                                           ---         ---        -----        -----       -----       -----

            TOTAL SITES                  3,630       4,254        4,575        5,031       5,933       6,442
                                         =====       =====        =====        =====       =====       =====

            (1) Developmental markets consist of markets in which we have installed 10 or less E*billboards.

         Our current geographic expansion is primarily focused on the 25 largest U.S. markets and major international cities including Paris, Sydney and London.

         We generate revenues principally through the sale of advertising on our network. E*billboards present repeating sequences, or loops, of advertising and programming. As currently configured, the loops consist of twelve ten-second advertising slots and six to eight six-second programming slots, which currently provide our network with more than 77,000 advertising slots available for sale on a daily basis. We charge a fixed daily rate for advertising slots which currently averages approximately $3.00. Advertising rates are based upon the availability of space on the network for the desired location, the size and demographic makeup of the market served by the E*billboards and the availability of alternative advertising media in the area. Most advertising contracts are short-term, typically for periods of one to three months, and are with local and regional advertisers. As the number and geographic diversity of our sites has increased, we have recently been able to attract more national and regional advertisers to our network, thereby increasing the expected contribution of national and regional advertising revenue to our total advertising revenue in the future. As a part of the trend toward larger advertisers, we recently reorganized the selling organization into regional sales offices located in New York, Washington, Miami, Dallas, Chicago, and Los Angeles.

         We recognize advertising revenues at the time the advertisement appears on our network. We bill advertisers monthly for contracts that exceed one month in length, and on the first day of the month during which the advertisement appears on our network for contracts for shorter periods. When advertising agencies are involved, they deduct a commission, which typically is 15% of gross revenue, and remit only the net amount to us. Revenue also includes barter transactions, which represent the exchange of E*billboard advertising for goods, advertising, or other services, which is recognized at estimated fair value of the products or services received, or in the case of advertising transactions, revenue is based on the average cash sales price of similar advertising in the six month period prior to the transaction. During the first nine months of 2000, barter revenue represented approximately 20% of total revenue and was used primarily in connection with a national advertising campaign for E*billboards.

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

         Network operating expenses are costs associated with the daily operation, maintenance and depreciation of E*billboards, as well as the site agreement fees paid to site owners. Most network operating expenses generally increase proportionally with the number of installed sites. On a site by site basis, telecommunication and maintenance costs remain relatively fixed, averaging approximately $60 per month. Accordingly, we expect that these telecommunication and maintenance expenses as a percentage of advertising revenues will decrease as our advertising revenues increase. In addition, site agreements generally provide the site operator with a percentage of the advertising revenues (typically 10% per site) derived from the E*billboards at the particular site. Some site agreements provide for a minimum annual site fee. Based on the number of E*billboards installed on September 30, 2000, we are committed to minimum site agreement fees of approximately $3.7 million annually through 2003. We incur network operating expenses in connection with the E*billboards prior to generating revenues from the sites.

         Selling expenses include all costs associated with operating our sales offices. The majority of these expenses are related to compensation and related benefits for sales personnel. We pay our sales personnel fixed salaries and sales commissions. During the third quarter of 2000 and 1999, the commission portion of compensation was 8.2% and 13.5% of net revenues, respectively. For the nine months ended September 30, 2000 and 1999, commissions were 11.1% and 14.0% of net revenues, respectively.

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


RESULTS OF OPERATIONS

          Net Revenues. Net revenues increased to approximately $2.2 million for the third quarter of 2000 compared to $1.6 million for the same quarter of 1999 and were $7.1 million for the nine months ended September 30, 2000 compared to $3.7 million for the same period of 1999. The increase was attributable to an increase in the average number of sites operating during the periods (which increased 40% and 39% during the three and nine month periods ended September 30, 2000 compared to the average sites during the comparable 1999 periods), increased occupancy levels of advertising slots sold (which increased 31% and 71% during the three and nine months ended September 30, 2000 compared to the comparable 1999 periods) and increased barter revenue offset by a decrease in the average daily rate for advertising slots sold.

         Network Operating Expenses. Network operating expenses increased to approximately $2.3 million for the third quarter of 2000 compared to $1.7 million for the same quarter of 1999 and were $6.6 million for the nine months ended September 30, 2000 compared to $4.7 million for the same period of 1999. The increase was due primarily to the increase in the average number of installed E*billboard sites, which increased approximately 39% from 1999 to 2000. Major components of network operating expenses for the respective periods are:

                                       3 months ended        3 months ended      9 months ended        9 months ended
                                        Sep. 30, 2000         Sep. 30, 1999       Sep. 30, 2000         Sep. 30, 1999
                                        -------------         -------------       -------------         -------------
Site agreement expense                       $958,000              $827,000          $3,044,000            $2,426,000
Telecommunications expense                  1,024,000               650,000           2,690,000             1,725,000
Maintenance expense                           344,000               198,000             879,000               513,000


         Selling Expenses. Selling expenses increased to approximately $3.6 million for the third quarter of 2000 compared to $2.1 million for the same quarter of 1999 and were $9.9 million for the nine months ended September 30, 2000 compared to $6.5 million for the same period of 1999. The increase resulted primarily from increased compensation costs due to the addition of sales staff (average 2000 headcount of 98 and 96 for the three and nine months ended September 30, 2000 compared to an average of 84 and 85 for the comparable 1999 periods), additional training and travel costs for a company wide sales conference, employment fees, increased graphic production costs and higher bad debt expense in line with the increased revenues. Selling costs also include $235,000 related to operations in Paris and Sydney as a result of the opening of sales offices in those markets during the third quarter. During the third quarter, we also completed a strategic reorganization of the sales organization resulting in the closing of several local sales offices and a reduction in headcount of approximately 50. This was done as part of the strategy to move toward more regional and national advertisers and rely less on local advertisers as our network expands. Approximately $400,000 of costs were incurred during the third quarter in connection with the reorganization. The reorganization will result in substantial savings beginning in the fourth quarter.

         General and Administrative Expenses. General and administrative expenses increased to approximately $3.3 million for the third quarter of 2000 compared to $1.5 million for the same quarter of 1999 and were $7.6 million for the nine months ended September 30, 2000 compared to $3.9 million for the same period of 1999. The major component of the increase was costs attributed to a national media advertising campaign. Advertising costs were $989,000 and $1.5 million during the three and nine months ended September 30, 2000 compared to $27,000 and $63,000 during the comparable 1999 periods. The increase was also attributable to employee compensation and related costs, the largest component of general and administrative expense, which increased to $1.4 million and $3.8 million during the three and nine months ended September 30, 2000 compared to $936,000 and $2.5 million during the comparable 1999 periods. Travel expenses also increased to $244,000 and $630,000 during the three and nine months ended September 30, 2000 compared to $55,000 and $176,000 during the comparable 1999 periods. Research and development costs were to $40,000 and $122,000 during the three and nine months ended September 30, 2000 compared to $21,000 and $164,000 during the comparable 1999 periods. We capitalized $204,000 and $659,000 of software costs developed or obtained for internal use during the three and nine months periods ended September 30, 2000. There were no significant capitalizable internal use software costs in the three and nine months ended September 30, 1999.

         Corporate Overhead. Corporate overhead increased to approximately $785,000 for the third quarter of 2000 compared to $748,000 for the same quarter of 1999 and was $2.6 million for the nine months ended September 30, 2000 compared to $2.4 million for the same period of 1999. The increase in the third quarter and nine month periods was primarily due to increased compensation costs and professional fees offset by reductions in travel costs.

         Depreciation and Amortization. Depreciation and amortization increased to approximately $1.2 million for the third quarter of 2000 compared to $719,000 for the same quarter of 1999 and was $3.1 million for the nine months ended September 30, 2000 compared to $1.9 million for the same period of 1999. Depreciation expense relating to our E*billboard equipment was $895,000 for the third quarter of 2000 compared to $589,000 for the same quarter of 1999 and was $2.4 million for the nine months ended September 30, 2000 compared to $1.6 million for the same period of 1999.

         Operating Loss. As a result of the above factors, operating loss increased to approximately $8.9 million for the third quarter of 2000 compared to $5.1 million for the same quarter of 1999 and was $22.7 million for the nine months ended September 30, 2000 compared to $15.7 million for the same period of 1999.

         Net Interest Expense. Net interest expense decreased to approximately $1.6 million for the third quarter of 2000 compared to $2.0 million for the same quarter of 1999 and was $4.7 million for the nine months ended September 30, 2000 compared to $5.6 million for the same period of 1999. The reduction in interest was primarily due to the repurchase of $18.1 million face amount of PIK Notes in February 2000.

         Net Loss. As a result of the above factors, the net loss increased to approximately $10.4 million for the third quarter of 2000 compared to $7.1 million for the same quarter of 1999 and was $27.4 million for the nine months ended September 30, 2000 compared to $21.3 million for the same period of 1999.

          The Company expects to incur additional costs to install additional E*billboards and for operating costs to expand NGN. As a result, the Company expects to incur a net loss for 2000 and expects to continue to operate at a loss for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         Through September 30, 2000, our primary source of liquidity has been proceeds from the sale of equity and debt securities.

         As of September 30, 2000, total cash and cash equivalents were $1.2 million compared to $403,000 as of December 31, 1999. The increase in cash was a result of $19.0 million of cash used in operating activities (due primarily to the loss from operations offset by noncash expenses for depreciation, amortization, accretion and interest) and $7.2 million of cash used in investing activities (primarily for capital expenditures related to the expansion of our network) offset by $27.0 million of cash provided by financing activities. The financing activities included net proceeds from the sale of common stock to a subsidiary of United Technologies Corporation less the repurchase of senior secured notes.

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

         Our primary uses of cash are capital expenditures for E*billboards and for our working capital requirements. We anticipate capital expenditures of at least $30 million related to the purchase and installation of our E*billboards over the next two years. To the extent we are successful at securing more sites than anticipated, our capital expenditures and working capital requirements could be significantly larger than anticipated. Our cash flow is dependent on our ability to increase advertising revenues and is subject to financial, economic and other factors, some of which are beyond our control. In November 2000, we received net proceeds of approximately $27.4 million from the sale of mandatory redeemable preferred stock. We will need to raise additional capital to satisfy our obligations and to attain our current business plan. We cannot assure you that the additional funds will be available, or if available, will be available on terms acceptable to us.

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

MARKET RISK AND IMPACT OF INFLATION

         We do not believe we have any significant risk related to interest rate fluctuations since we have only fixed rate debt. We believe that inflation has not had a material impact on our results of operations for the three and nine month periods ended September 30, 2000 and 1999. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

PART II. OTHER INFORMATION

ITEM 5.  Other Information.

         David Pecker, one of our directors, is affiliated with American Media Operations, Inc. For the three and nine month periods ended September 30, 2000, we recognized revenues of $219,783 and $419,772 from American Media. During the three and nine months ended September 30, 2000, we incurred advertising expenses of $21,250 from American Media.

ITEM 6. Exhibits and Reports on Form 8-K:

      a) Exhibits

         3.1(a)   Amended and Restated Certificate of Incorporation
         3.2(a)   Amended and Restated By-Laws
         4.1(a)   Preferred Stock Purchase Agreement dated November 6, 2000
                  between the Company and CDPQ Capital Communications, Inc.
         4.1(b)   Amended and Restated Registration Rights Agreement among the
                  Company and certain of its security holders dated as of
                  November 6, 2000
         4.1(c)   Amended and Restated Stockholders' Agreement among the Company and certain of its securities holders dated as of November 6,
                  2000
         10.1(a)  Amendment to E*Display Agreement dated November 3, 2000 between the Company and Otis Elevator Company
         27.1     Financial Data Schedule

      b) Reports on Form 8-K
         None



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                    NEXT GENERATION NETWORK, INC.






Date:  November 14, 2000             By:   /s/  Thomas M. Pugliese
                                        ----------------------------------
                                        Thomas M. Pugliese
                                        Chief Executive Officer


Date:  November 14, 2000             By:  /s/  Michael R. Robinson
                                        ----------------------------------
                                        Michael R. Robinson
                                        Chief Financial Officer
                                        (principal financial  officer)