Form 10KSB
period 2000-12-31
NEXT GENERATION NETWORK INC
filed 2001-04-02
CIK 1046442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-KSB

                       -----------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED                               COMMISSION FILE NUMBER:
    DECEMBER 31, 2000                                           333-49279



                          NEXT GENERATION NETWORK, INC.
                 (Name of Small Business Issuer in Its Charter)


               DELAWARE                                      41-1670450
  (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)


                      11010 PRAIRIE LAKES DRIVE, SUITE 300
                        MINNEAPOLIS, MINNESOTA 55344-3854
          (Address of Principal Executive Offices, Including Zip Code)


                                 (952) 944-7944
                (Issuer's Telephone Number, Including Area Code)

                            -------------------------

Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act: None


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


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

         State issuer's revenues for its most recent fiscal year.    $9,279,111
                                                                     ----------

         State the aggregate market value of the voting and non-voting common equity held by non affiliates: Not applicable

         Number of shares of Common Stock outstanding as of March 23, 2001:
         8,919,641

         Transitional Small Business Disclosure Format  (Check one):

                                               Yes         No   X
                                                  --------   ---------

         Documents Incorporated by Reference:   None

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

         The forward-looking statements in this report involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: advertising rates; the ability to secure new sites for our flat panel screens; the loss of key existing site agreements; changes in the political and regulatory climate; out-of-home advertising industry trends; competition; changes in business strategy or development plans; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

         We were formed under the laws of the State of Delaware on June 7, 1990. We are a leader in the emerging digital out-of-home advertising industry. We are currently implementing a rapid build-out of the world's largest network of digital video advertising flat panel screens. Our flat panel screens are high resolution digital monitors, located in high traffic, frequently-visited places, most often where people stand in line in a "captive pause", that offer sequences of advertising and up-to-date programming such as news, weather, financial data, sports, trivia and community service announcements. All of our screens are connected to a central hub in Minneapolis which enables us update our advertising and programming at any time. As of December 31, 2000, we have installed screens in 6,692 sites including our first presence in Sydney, Paris and London, and secured additional long-term site rights that are pending installation. Currently, our screens provide advertisers with an estimated 51 million audience impressions each week in 21 major U.S. markets, including eight of the ten largest markets in the country.

         Our strategy is to increase our leadership position by continuing to amass a significant footprint of site partners both nationally and internationally. We intend to accomplish this by targeting major operators who control multiple sites in high traffic venues such as convenience stores, quick serve restaurants, pharmacies and office buildings.

         We were founded to capitalize on the dramatic impact digital technology is expected to have on the out-of-home advertising industry. To date, we have raised more than $126 million, including a $30 million equity investment made by a subsidiary of Otis' parent, United Technologies Corporation, in January 2000 and a $30 million redeemable preferred stock investment made by Capital Communications CDPQ Inc. in November 2000. We have used the proceeds of these financings to develop our proprietary technology delivery platform, establish our sales and marketing organization and continue installation of our network of screens.

RECENT DEVELOPMENTS

         Redeemable Preferred Stock Investment. On November 7, 2000, we issued 3,550,296 shares of our Series D 8% Convertible Participating Preferred Stock (the "Series D Preferred Stock") to Capital Communications CDPQ Inc. at $8.45 per share. Proceeds upon the issuance of this stock, net of issuance costs of approximately $2.6 million, totaled approximately $27.4 million.

         Amendment to Senior Secured PIK Notes. On January 31, 2001, we amended the Indenture related to the 12% Senior Secured PIK Notes due 2003, Series B (the "Series B Notes") as the result of a consent solicitation. The amendment to the Indenture created 14% Senior Secured PIK Notes Due 2003, Series C (the "Series C Notes"). The Series C Notes are identical to the Series B Notes except as follows: the optional redemption price premium was extended until January 31, 2003; the period during which we may pay interest on the Series C Notes in the form of additional notes was extended until the maturity date of February 1, 2003; and the interest rate on the Series C Notes was increased from 12% to 14% for interest payments made after August 1, 2000. Noteholders holding $36,662,000 of the Series B Notes consented to the amendment and now hold the Series C Notes. A total of $4,032,000 of the Series B Notes remain outstanding.

INDUSTRY OVERVIEW

         The advertising industry is large and growing. Approximately $460 billion was spent on worldwide advertising in 2000, including over $240 billion in the U.S. alone. The industry is divided into two segments: traditional media advertising (television, radio broadcasting, print and outdoor billboards), and non-traditional media that includes the Internet, and other new forms of digital advertising including flat panel screens.

         In recent years, non traditional media (and in particular digital technology) has ushered in an era of dramatic change by providing advertisers new forums and formats by which they can connect with and impact their target audience. Industry analysts believe that the relative importance of traditional advertising media will diminish as advertisers look for more creative solutions to reach consumers who are increasingly elusive.

OUR MARKET OPPORTUNITY

         Through our network, we have created a new advertising distribution channel that allows advertisers to more effectively reach their audience in an out-of-home environment. By providing advertisers with a more effective format to reach their target audiences, we intend to capture an increasing share of the total advertising market. We believe our network is appealing to both traditional in-home and out-of-home advertisers who today employ a range of advertising mediums, including television, radio, newspaper and traditional outdoor. We believe that we will be able to attract national, regional and local advertisers to our digital network because of the unique benefits we are able to offer them.

         High impact appeal. Our network allows advertisers to impact audiences in an out-of-home environment. The effectiveness of our screens is enhanced by positioning them in prominent locations where people are waiting or standing in line and by offering relevant and compelling programming. Programming is specifically developed for each market or region in which we have a presence, providing local relevancy and appeal to viewers. In addition, our technology allows us to deliver high resolution, full motion video advertisements and programming content. As a result, NGN video displays have demonstrated a high level of brand awareness and unaided ad recall rates. According to studies we have commissioned, our unaided ad recall has averaged over 18%, which we believe is almost twice the unaided recall of network TV and 50% greater than traditional outdoor.

         Ability to precisely target audiences. Our network offers advertisers the ability to target specific demographics on a site by site basis. We place our screens in high traffic venues, including convenience stores, quick serve restaurants, pharmacies and office buildings. The screens are individually addressable and programmable and are profiled based on specific characteristics of their audience, including age, gender, race and income. This allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

         Speed and flexibility. Our technology and operating platform have the ability to support a global network for selling, creating, distributing and tracking digital advertisements and content. Through our network, advertisers can quickly purchase, create, place or change advertisements down the block or across the country. Whereas traditional advertising takes days or weeks to update, our technology reduces the lead times for advertising and programming changes to hours or minutes. Our clients are, therefore, able to modify their daily advertising to target specific parts of the day and feed in advertising updates at any time, which provides them with the ability to enhance the timeliness of their message with little incremental cost.

         Low cost. Based on traffic counts at our installed base of sites, the present cost to our advertisers of approximately $3.00 to $4.00 per thousand impressions is substantially less than television, radio and print advertising which generally range from $9 to $20 per thousand impressions. In addition, the speed and flexibility with which advertisers can adjust their advertising format and program, at little or no incremental cost, provides significant advantages over traditional advertising media.

         We believe the strength of our network and its appeal to advertisers will increase as we expand our U.S. and global footprint. Our strategy is to rapidly expand the scale and breadth of our network. We will continue to broaden our presence in the U.S. by securing and installing additional sites in multiple locations and types of venues in order to increase the likelihood that viewers will encounter screens several times each day. In this fashion, we intend to position our product as a common feature within the daily lives of our audiences and provide our advertisers the ability to target their audience on the basis of demographics, such as age, ethnicity, gender and income, as well as geography.

NGN SCREEN LOCATIONS

         Our domestic geographic expansion is currently focused on the eleven
(11) largest U.S. designated market areas ("DMA"), with the intention of having a significant presence in the 25 largest U.S. markets by 2003. Our site growth strategy is to enter into exclusive alliances with types of site owners or organizations owning or representing sites with our target demographic targets. These could include:

         - multiple national and international site partners (for example, our agreements with 7-Eleven, Otis, Cumberland Farms and the Korean American Grocers Association of America);

         - multiple regional sites (for example, New Jersey Transit Authority); and

         - local or single site operators with desirable demographic and location attributes.

         We intend to continue our expansion internationally by developing networks in the Americas, Europe, Asia and Australia. Today we have networks operating in Sydney, Paris and London. We intend to use our alliance with Otis as the cornerstone of our global expansion strategy as well as securing site partnerships that will reflect locations frequented by target demographics in the cities we enter.

         7-Eleven Agreement. We have an agreement with 7-Eleven which, as of December 31, 2000, covered 3,712 of the sites at which we have installed screens and up to 2,039 additional sites for which we have agreements to install flat panel screens. Under the agreement, we are the designated provider of video-based information, entertainment and advertising to all 7-Eleven stores and have the right to install, maintain and repair or replace the screens at each participating store in accordance with an agreed upon rollout schedule. As a part of this agreement, we agreed to pay 7-Eleven the greater of a program fee equal to a percentage of the operating revenues from the sales of our advertisements which are broadcast on screens in 7-Eleven stores or an annual minimum of $3.7 million per year through the year 2005, based on screens installed as of December 31, 2000.

        Under the agreement, as amended, we are required to complete the installation of screens in at least 4,800 7-Eleven stores by December 31, 2002. If these installations are not completed by the deadline, 7-Eleven has the right to terminate the agreement on 30 days notice.

PROGRAMMING

         The advertising and programming loops for each screen are created and controlled from our central hub in Minneapolis, allowing us to quickly and cost-effectively custom-tailor both the advertising and programming content on a regional or micro-targeted basis. We are able to customize programming information for local markets through our network management software.

         Our programming content is primarily comprised of national, regional and local topics of interest such as local weather, sports, trivia, news headlines and financial information. We have an agreement with ABC News as our world and national news provider. In addition, the network is designed so that programming information, such as weather and sports information, can be provided to us via an electronic feed from providers of such information, such as Reuters, Accu-Weather and Associated Press. Once the feed is received at our facilities, it is processed and distributed to relevant screens across our network. As our footprint expands, we intend to develop our content production capabilities to maintain and further enhance the local relevancy and appeal of our digital content. We may do so by establishing relationships with new local or national content providers.

THE NETWORK

         Operations. Our screens are installed in nearly 6,700 high traffic locations throughout the U.S., Australia, France and the United Kingdom. In each location, screens present repeating sequences, or loops, of advertising and programming. As currently configured, the loops consist of eight fifteen-second advertising channels and eight ten-second programming channels. Programming channels include information such as local weather, sports, trivia, news headlines and financial information, as well as NGN-sponsored promotional content. For example, a Baltimore, Maryland 7-Eleven customer waiting in line may view the three-day Baltimore forecast, the Baltimore Orioles' baseball score and local news headlines interspersed with advertisements for Pepsi (Sierra Mist), Doritos and Twix, among other messages. Our technology allows us to deliver high resolution, full motion video ads and editorial content with animation effects intended to capture audience's attention while they are waiting or standing in line.

         We manage our network using proprietary software that we developed expressly for an out-of-home advertising application. Our software technology incorporates Internet-enabled systems for selling, creating, distributing and tracking digital advertisements and content. From our central hub facility, we create programming and advertising that is transmitted to sites in multiple locations. Because each screen is individually addressable and profiled based on the demographic characteristics of its audience, advertisers can select a customized package of locations that match their demographic objectives. Our digital network and central operating capability also allows our clients to feed in advertising updates at any time which provides them with flexibility to enhance the timeliness of their message, promote daily events and adjust formats with little incremental cost. The lead time for updating advertisements is faster than any traditional out-of-home media advertising format.

         Assembly, Installation and Maintenance. The installation process is relatively quick and simple and typically requires no investment by site operators. We have a contractual arrangement with an independent contractor for the nationwide installation and maintenance of most of our screens. The independent contractor has a network of offices throughout the U.S. and has been able to adequately satisfy all of our installation and maintenance needs to date. Under our agreement with the independent contractor, we pay a fee for each installation and a fixed monthly maintenance fee based on the number of existing installations. The independent contractor maintains an inventory of spare parts for screens at local warehouses within the vicinity of our sites.

         Network Infrastructure. Our network is built around the Internet protocol TCP/IP, allowing us to use various transmission methods. The selection of the appropriate transmission methodology is an economic decision rather than a technology decision. The systems allow for dial-up, satellite, Internet, DSL, frame-relay or microwave transmissions. Currently, we use standard telephone lines to transmit our digital advertising and programming content to the majority of our sites while moving rapidly to higher speed DSL service where available. In addition, we use a client server architecture, which Microsoft awarded the First Place Prize in a recent Comdex Windows World Open Competition. Our discrete server banks provide adequate redundancy protection in the case of system failures. We also have a diesel-powered generator as a backup power source at our central hub. Furthermore, we have implemented encryption, anti-virus and hub lock-out software to provide network security.

MARKET PORTFOLIO

     As of December 31, 2000, we operated our screens in the following major markets:

                                                                           ESTIMATED(1)
   DMA                                      MARKET          NO. OF        WEEKLY AUDIENCE
  RANK               MARKET               POPULATION        SITES          IMPRESSIONS
 ------  ------------------------------  -------------    ---------    --------------------
    1      New York                      14,572,072         1,814           14,300,000
    2      Los Angeles                   11,041,742           614            4,800,000
    3      Chicago                        6,466,967           281            2,200,000
    4      Philadelphia                   5,555,062           391            3,100,000
    5      San Francisco                  4,872,848           380            3,000,000
    6      Boston                         4,645,849           297            2,300,000
    7      Dallas                         3,783,628           364            2,900,000
    8      Washington, DC                 4,076,776           521            4,100,000
    12     Seattle                        3,015,309           161            1,300,000
    14     Tampa                          2,623,317           170            1,300,000
    16     Miami                          2,724,433           146            1,200,000
    18     Denver                         2,282,499           156            1,200,000
    20     Sacramento                     2,267,428            70              600,000
    22     Orlando                        1,953,691           253            2,000,000
    24     Baltimore                      2,032,791           210            1,700,000
    26     San Diego                      1,969,633           165            1,300,000
    40     Norfolk                        1,250,639           239            1,900,000
    44     West Palm Beach                1,084,346            97              800,000
    60     Austin                           859,640            38              300,000
    61     Richmond                       1,099,085            54              400,000
    81     Ft. Myers                        585,668            57              400,000
           Sydney, Australia              4,041,381            95              700,000
           Paris, France                 10,952,011            80              600,000
           Other                                               39              300,000
                                         ----------      --------         ------------
           TOTALS                        93,756,815         6,692           52,700,000


ADVERTISING, SALES AND MARKETING

         Historically, we established our network on a market by market basis in the U.S. As we expand our network, we expect to attract more national and regional advertisers to complement our local advertisers. Our primary focus is on brand building advertisers at both the national and regional levels. In 2000, we developed a diverse portfolio of over 500 advertising clients with varying demographic and geographic objectives. While our advertisers shifted in the last two quarters to more of the national advertisers consistent with our strategy, we began attracting national advertisers including AT&T Wireless, Business Week, Dr. Pepper/7up, H&R Block, Pepsico, ESPN Radio, M&M Mars, Frito Lay and Fox Television. For all of our advertisers, we develop customized packages to meet their demographic requirements and geographic targets.

         As the geographic diversity of our sites increases, we believe that additional national advertisers will be increasingly attracted to our advertising network. Therefore, organizing our sales force around national product categories and their respective agencies will be a key initiative. By using the reach, flexibility and targetibility of our network, we can match specific packages against the needs of national advertisers.

-------------
(1) Based on aggregating estimated average traffic in locations with NGN flat panel screens. Our current research shows viewers see our screens an average of three times per week.

         No single advertiser generates advertising revenues that are greater than 10% of our total advertising revenues on an annual basis.

         We direct a significant portion of our sales effort on helping potential customers develop a targeted and effective advertising strategy using our screens. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales. Generally, each office is staffed with a Region Vice President and four to ten salespersons. The size of the sales staff depends on various factors, including the physical size of the DMA and the number of potential clients within the DMA.

         All graphic design, network management, billing and other functions are handled from our corporate headquarters. We have developed links to ensure that our sales offices are able to access our central information systems and monitor the status of our network at any time. In addition, we provide our sales agents with modem-equipped laptop computers so that they always have current information on the status of the network and can access our dedicated technical and creative staff to support their selling efforts. We developed this software to allow a salesperson to customize advertising proposals instantly to accommodate the stated preferences of the advertiser. For example, a salesperson can generate proposals based on a location within a specified radius, or site by site purchases. The proposals can specify cost (as well as other schedule information) and can prepare maps and location lists to show the exact locations on which an advertisement will appear. We have developed software that will enable advertisers to manage their advertising program in-house, over the Internet. This software enables them to review advertising slots available on a site by site basis, develop national, regional or local advertising programs, generate automatic quotes and submit orders in an online and interactive environment.

         We have developed and implemented a national and regional marketing plan that includes a national print campaign, direct mail, integrated trade shows and a web site (www.ngn.com) which features our ON-Line Planner for direct use by media decision makers. In addition, we use regional Marketing Development Managers to execute targeted marketing and promotional campaigns focused on key regional decision makers.

COMPETITION

         The media industry is intensely competitive. We compete for advertising revenue directly with broadcast and cable television, the Internet, radio, magazines, newspapers, traditional billboards and direct mail marketers. In addition, we also compete with a wide variety of out-of-home advertising, including highway logo signs, advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. We believe that the out-of-home advertising industry is attracting numerous alternative media products, many of which will compete directly or indirectly with us. These products may be offered by companies with greater resources and with greater industry recognition than us, such as Clear Channel Communications and Infinity Broadcasting. We are aware of other companies that place displays that look similar to our screens in specific locations for commercial purposes, such as in stores, elevators, airports and subways. While we believe that we are favorably differentiated from existing media in competing for advertising, we are aware of other media that are more established and recognized by potential advertisers and advertising agencies.

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

         We have received several federal registrations of service marks, including "NGN," "Next Generation Network," and "Out of Home That's In Your Face." In addition, we have applied for several additional federal registrations of service marks, including "E*billboard," "Proposal Machine," "The Ultimate Alternative," and "In-Line TV." While no assurance can be given that the service marks will be issued on the pending applications, we are not aware that the service marks for which federal registration is sought infringe on existing service marks.

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

         Our use of telephone lines to transmit messages to our screens subjects us to regulation by the Federal Communications Commission as well as laws and regulations affecting the advertising industry generally. In addition, certain state statutes restrict advertising of alcoholic beverages on our screens.

         One of our competitive advantages over other forms of out-of-home advertising, such as billboards, is that zoning laws and regulations prohibit the erection of billboards in many desirable locations. These zoning laws and regulations do not apply to our screens. In the future, it is possible that zoning laws and regulations and building codes could be expanded to limit or prohibit our screens.

EMPLOYEES

         As of December 31, 2000, we had 167 employees (161 full-time), of which 25 were involved in engineering, purchasing, corporate development and field operations, 27 were involved in network operations, marketing and creative service, 6 were involved in management and administration, 32 were involved in management information systems and accounting, and 77 were employed in regional sales offices, including 15 in international locations. Our employees are not represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

RISK FACTORS


RISKS RELATED TO OUR BUSINESS

We have a history of net losses and may not be profitable in the future.

         We have incurred significant losses and have experienced substantial negative cash flow from operations. For the fiscal years ended December 31, 2000, 1999 and 1998, we incurred net losses of $(38,071,689), $(29,995,247) and
$(19,662,977), respectively, and we expect losses to continue in the future. We had an accumulated deficit of $(106,727,465) as of December 31, 2000, representing the effect of losses incurred since our inception. Our ability to incur debt, if necessary to fund our operations or a continued build-out of our network, may depend significantly on our ability to generate cash-flow from operations. Furthermore, our inability to generate positive cash flow in the future would have a material adverse effect on us and could adversely affect the market value of our common stock.

Flat panel screens are a new product that may not achieve market acceptance from advertisers or generate sufficient revenue to support us.

         Although the out-of-home advertising industry is over 125 years old, digital advertising such as our flat panel screens is a relatively new method of providing out-of-home advertising. Because we are using new technology and the market is rapidly developing, the ultimate level of demand for and continued market acceptance of our network is uncertain. Technological change and trends in the out-of-home advertising industry may lead to the emergence of other new cost-effective advertising products and services which may make our screens less attractive to the public and to advertisers. If a market for advertising does not develop as we expect, our business, financial condition and operating results will be materially adversely affected.

We are dependent on our agreements with site operators.

         We have agreements with operators for all of our installed sites. Our profitability and the success of our growth plans will be significantly affected by our ability to renew these agreements and enter into new contracts for high traffic sites for the installation of flat panel screens. Site operators who currently have or in the future will have screens installed may not retain them at their sites beyond the expiration of existing agreements or we may not be able to continue to increase the number of sites in which flat panel screens are installed or for which commitments have been made. We are especially dependent on our agreement with 7-Eleven.

         As of December 31, 2000, the 7-Eleven agreement covered 3,712 of the 6,692 sites at which we have installed screens and 2,039 additional sites for which we have agreements to install screens. Furthermore, 7-Eleven has the right to terminate the agreement on 30 days notice if we do not have 4,800 screens installed in 7-Eleven stores by December 31, 2002.

         In addition, our agreement with Otis provides that Otis will secure rights to place flat panel screens in elevators of major buildings throughout the world. Otis currently has agreements to maintain more than 1.2 million elevators in such buildings. Under the agreement, either we or Otis may terminate operations in a particular market if, among other things, the operation of the agreement within a market is no longer consistent with their respective business requirements. Either party may terminate the entire agreement if, among other things, operations are terminated in more than four markets during any calendar year or based on a deadlock in the steering committee. In addition, Otis may terminate the entire agreement if a competitor of Otis acquires more than 19% of our voting equity.

Because we are highly leveraged, we may not be able to obtain additional capital to fund our operations and finance our growth on terms acceptable to us or at all.

         As of December 31, 2000, we had outstanding total face amount of indebtedness of $42.9 million, including $40.7 million of senior secured PIK notes due in February 2003 (reflected in our financial statements net of related discounts for GAAP), and our net interest expense for the fiscal year ended December 31, 2000 was $6.4 million. This high level of debt and our debt service obligations could have material adverse consequences, including:

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

         Beginning on February 1, 2001, we will be required to make semi-annual cash interest payments on our Series B Notes in the amount of $242,000 until the notes mature in 2003. Timely payment of the interest on and principal of our senior secured notes will require positive cash flow from operations. Our cash flow depends upon our future performance and financial, economic and other factors, some of which are beyond our control. Unless we realize these increases, we may be unable to meet obligations under our senior secured notes.

         If we are unable to generate cash flow from operations in amounts sufficient for us to be able to pay our debts as they become due, we will be required to refinance all or a portion of our debt, sell some or all of our assets or sell additional equity securities at prices that may be dilutive to existing investors. We may not be able to refinance all or a portion of our debt or sell our equity securities or assets on a timely basis, on acceptable terms or at all.

         We may incur additional debt in the future to fund the expansion, maintenance and upgrade of our systems. If new debt is added to our current debt levels, the related risks that we now face could intensify. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

We may be unable to generate sufficient revenue from the sale of advertising.

         All or substantially all of our revenue for the foreseeable future is expected to be derived from the sale of advertising. To date, we have not achieved sufficient revenue from this source to achieve overall profitability. Accordingly, our success is dependent on our efforts to increase advertising sales. Because the utility and the ultimate attractiveness of our screens to advertisers is in large part dependent on our ability to offer advertising in a wide array of local, regional and national markets, a significant reduction in the number of our installed screens or our inability to install screens in such locations in a rapid and orderly manner may significantly affect our revenue generation potential.

         In addition, advertising revenue can be adversely affected by many conditions that are beyond our control, including:

                  -        a general decline in economic conditions;

                  - a decline in economic conditions in particular markets where we conduct business; or

                  - a reallocation of advertising expenditures to other available media by significant users of our screens.

         We may be unable to maintain our existing advertisers or attract additional advertisers in the future. A decrease in demand for advertising space or our inability to generate revenue from the sale of advertising on our screens would materially and adversely affect us.

We rely on outside sources to assemble, install and maintain our screens.

         All of our screens are assembled and tested by a third party contractor. In addition, we have an agreement with an independent contractor for the nationwide installation and maintenance of most of our screens as well as local agreements in our international locations. Because we employ third parties to assemble and install our screens, the success of our business and the expected growth of our network is dependent on, among other things, the work of these third parties. Our failure to maintain suitable arrangements with third parties, and the failure of these third parties to perform, may have a material adverse effect on us. The failure of our outside sources to sustain production and satisfy demand for the installation and maintenance of finished screens would have a material adverse effect on our business, financial condition and results of operations.

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

         Over the past several years, we have experienced significant growth and change in our business activities and operations, including expansion in the number of sites. Our past expansion has placed, and any future expansion will place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales and operations organizations. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.

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

         A significant degradation, service interruption or failure of our network and computer systems or telephone lines or breach of security could affect our ability to transmit information to our screens and lead to a substantial decrease in our advertising revenues and erosion in our client base. Despite all precautions we have taken, the occurrence of any event described above could have a material adverse effect on us.

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

         Our operations may be subject to increased federal, state and local government regulation of the out-of-home advertising business. Currently, our in-store advertising is subject to compliance with the Robinson-Patman Act, which prohibits price discrimination, discriminatory promotional allowances and services between different purchasers of commodities of like grade and quality, the effect of which may be substantially to lessen competition in any line of commerce. In addition, the use of telephone lines to transmit messages to our screens subjects us to regulation by the Federal Communications Commission, as well as laws and regulations affecting the advertising industry in general. The FCC may attempt to prohibit us from transmitting tobacco or other kind of advertisements to our screens. Moreover, certain state laws restrict advertising of alcoholic beverages on our screens. Additional regulations or changes in the current laws regulating and affecting out-of-home advertising at the federal, state or local level, such as zoning regulations or building codes, may have a material adverse effect on us.

ITEM 2. PROPERTIES

         Our headquarters is leased and is located in Eden Prairie, Minnesota, a suburb of Minneapolis. We also lease warehouse space in Minneapolis. In addition, we have a regional sales office in each of New York, New York; Los Angeles, California; Dallas, Texas; Washington, D.C.; Miami, Florida; and Chicago, Illinois. We also have leased offices in Sydney, Australia and Paris, France. Our leases expire on various dates, ranging from June 30, 2002 to August 31, 2007.

ITEM 3. LEGAL PROCEEDINGS.

         Although we may be subject to litigation from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe will have a material adverse impact on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In November 2000, we solicited the consent of common stockholders and holders of warrants (i) to enter into a new registration rights agreement (the "New Registration Rights Agreement) and a new stockholders agreement (the "New Stockholders Agreement") with the our founders, Capital Communications CDPQ Inc. and certain of our other security holders and warrant holders, (ii) to waive the requirement, with respect to the New Registration Rights Agreement and the New Stockholders Agreement, that we not enter into agreements inconsistent with the Registration Rights Agreement and the Stockholders Agreement, each dated as of January 28, 2000, and (iii) to waive any preemptive rights afforded under the Stockholders Agreement dated as of January 28, 2000. In addition, we solicited the consent of common stockholders and holders of 8.25% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") to amend our Amended and Restated Certificate of Incorporation. We received the requisite number of consents and waivers from holders of our common stock, Series A preferred stock and warrants.

         In January 2001, we solicited the consent of registered holders of our outstanding Series B Notes to amend certain provisions of our Indenture governing such Notes including to extend the optional redemption price to January 31, 2003, to extend the period during which we may pay interest on the Series C Notes in the form of additional notes until the maturity date of February 1, 2003, and to increase the interest rate on the Series C Notes from 12% to 14% for interest payments made after August 1, 2000.

         We received consents and waivers from holders of $36,662,000 in aggregate principal amount of the Series B Notes, representing 90.1% of the $40,694,000 aggregate principal amount of such Notes outstanding, who now hold the Series C Notes. A total of $4,032,000 of Series B Notes remain outstanding.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no public trading market for our common equity. The approximate number of holders of our common stock is 77.

         We have not paid cash dividends on our common stock since inception, and do not anticipate paying dividends on our common stock in the foreseeable future. We are restricted from paying dividends under our Indenture covering the Series B and the Series C Notes, as well as under our Certificate of Designation for our Series A Preferred Stock and Series D Preferred Stock.

         We filed a registration statement on form S-1 with the Securities and Exchange Commission ("SEC") on March 1, 2000 and the SEC approved the withdrawal of the registration statement on December 15, 2000.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL


         We are a leader in the emerging digital out-of-home media industry. We are currently implementing a rapid build-out of the world's largest network of digital video advertising displays. Since our inception, we have developed our proprietary technology platform to deliver digital advertising and other media across our growing network of flat panel screens in the U.S. and internationally.

         We have organized our network rollout strategy on a market by market basis, concentrating on major U.S. advertising markets. As of December 31, 2000, we have installed screens at 6,692 sites. The historic build-out of our network is illustrated in the following table:


                         INSTALLED NGN SCREEN LOCATIONS

                             DMA                                 DEC. 31,  DEC  31,  DEC 31,
                            RANK        MARKET                     1998      1999     2000
                           -------  ---------------------------- --------  -------- --------
                            1        New York                      447     1,317    1,814
                            2        Los Angeles                   490       578      614
                            3        Chicago                        71       172      281
                            4        Philadelphia                  247       307      391
                            5        San Francisco                 197       245      380
                            6        Boston                        179       241      297
                            7        Dallas                        263       306      364
                            8        Washington DC                 510       519      521
                            12       Seattle                                          161
                            14       Tampa                         141       165      170
                            16       Miami                          86       117      146
                            18       Denver                                           156
                            20       Sacramento                     62        64       70
                            22       Orlando                       243       257      253
                            24       Baltimore                     202       204      210
                            26       San Diego                     133       157      165
                            40       Norfolk                       238       237      239
                            44       West Palm Beach                63        67       97
                            60       Austin                                            38
                            61       Richmond                                          54
                            81       Ft. Myers                      46        54       57
                                     Sydney, Australia                                 95
                                     Paris, France                                     80
                                     Other                          12        24       39
                                                                 -----     ------   -----

                                     TOTAL SITES                 3,630     5,031    6,692
                                                                 =====     =====    =====


         Our current geographic expansion is primarily focused on the eleven
(11) largest U.S. markets, with the intention of having a significant presence in the 25 largest U.S. markets by 2003.

         We generate revenues principally through the sale of advertising on our network. Our screens present repeating sequences, or loops, of advertising and programming. As currently configured, the loops consist of eight fifteen-second advertising channels and eight ten-second programming channels, which currently provide our network with more than 53,000 advertising channels available for sale on a daily basis. We charge a fixed daily rate for advertising slots which averages between $3.00 and $4.00. Advertising rates are based upon the availability of space on the network for the desired location, the size and demographic makeup of the market served by the screens and the availability of alternative advertising media in the area. Most advertising contracts are short-term, typically for periods of one to three months, and are with local, regional and national advertisers. As the number and geographic diversity of our sites increases, we believe we will be able to attract more national advertisers to our network, thereby increasing the contribution of national advertising revenue to our total advertising revenue in the future.

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

         Installation costs for a new site include the cost of acquiring hardware and the cost of installing the equipment, which are capitalized and depreciated over five years. The fully installed average per site cost for a typical site with a single flat panel screen is approximately $2,500. At some sites, more than one flat panel screen is installed; at those sites, we may receive higher advertising rates.

         Network operating expenses are costs associated with the daily operation, maintenance and depreciation of our screens, as well as the site agreement fees paid to site owners. Most network operating expenses generally increase proportionally with the number of installed sites. On a site by site basis, telecommunication and maintenance costs remain relatively fixed, averaging approximately $55 to $65 per month. Accordingly, we expect that these telecommunication and maintenance expenses as a percentage of advertising revenues will decrease as our advertising revenues increase. In addition, site agreements generally provide the site operator with a percentage of the advertising revenues (typically 10% per site) derived from the screens at the particular site. Some site agreements provide for a minimum annual site fee. Based on the number of screens installed on December 31, 2000, we are committed to minimum site agreement fees of approximately $3.7 million annually through 2005. We incur network operating expenses in connection with the screens prior to generating revenues from the sites.

         Selling expenses include all costs associated with operating our sales offices. The majority of these expenses are related to compensation and related benefits for sales personnel. We pay our sales personnel fixed salaries and sales commissions. During 2000 and 1999, the commission portion of the compensation was 10.4% and 13.2% of net revenues, respectively.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

          Net Revenues. Net revenues increased to approximately $9.3 million for the fiscal year ended December 31, 2000, from approximately $5.5 million for the fiscal year ended December 31, 1999, or 68.7%. The increase was attributable to an increase in the average number of sites operating during the year (5,911 in 2000 compared to 4,285 in 1999), and increased occupancy levels of advertising slots sold.

         Network Operating Expenses. Network operating expenses increased to approximately $9.4 million for the fiscal year ended December 31, 2000, from approximately $6.9 million for the fiscal year ended December 31, 1999, or 34.9%. The increase was due primarily to the increase in the average number of installed sites, which increased 37.9% from 1999 to 2000. Major components of network operating expenses for the respective periods are:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                         2000                     1999
                                                                         ----                     ----
Site agreement expense                                                 $4,047,000              $3,465,000
Telecommunications expense                                              3,825,000               2,425,000
Maintenance expense                                                     1,547,000               1,047,000


         Selling Expenses. Selling expenses increased to approximately $12.3 million for the fiscal year ended December 31, 2000, from approximately $9.0 million for the fiscal year ended December 31, 1999, or 36.8%. The largest factor in the increase was an increase in employee compensation and related costs which increased to $7.4 million in 2000 compared to $6.1 million in 1999. This increase was due to increased staffing levels during the first nine months of the year prior to a strategic reorganization of the sales organization in September that resulted in the closing of several local sales offices and a reduction in headcount of approximately 50. This was done as part of the strategy to move toward more regional and national advertisers and rely less on local advertisers as our network expands. The reorganization will result in substantial savings in 2001. Other increases in selling expenses were $600,000 related to the opening of operations in Paris and Sydney, a $300,000 increase in travel costs, and a $500,000 increase in bad debt expense related to both the increased sales levels and the industry wide problems with Internet related companies.

         General and Administrative Expenses. General and administrative expenses increased to approximately $10.8 million for the fiscal year ended December 31, 2000, from approximately $5.4 million for the fiscal year ended December 31, 1999, or 97.7%. One major component of the increase was costs attributed to a national media advertising campaign. Advertising costs were $2.2 million during 2000 compared to $100,000 during 1999. Employee compensation and related costs, the largest component of general and administrative expense, increased to $5.2 million in 2000 compared to $3.5 million in 1999. The increases were primarily in the areas of computer operations and corporate development. Travel costs increased to $852,000 in 2000 compared to $295,000 in 1999, primarily related to increased corporate development travel to assist in securing additional venues. Research and development costs were $239,000 in 2000 compared to $233,000 in 1999.

         Billboard Cash Flow. Billboard cash flow was $(23.1) million for the fiscal year ended December 31, 2000 and $(15.9) million for the fiscal year ended December 31, 1999 as a result of the above factors.

         Corporate Overhead. Corporate overhead increased to approximately $3.8 million for the fiscal year ended December 31, 2000, from approximately $3.6 million for the fiscal year ended December 31, 1999, or 5.7%. This increase was primarily due to increased legal, accounting, and other professional fees ($1.2 million in 2000 compared to $782,000 in 1999), offset by decreased compensation and related benefits ($1.6 million in 2000 compared to $1.7 million in 1999) and a reduction in travel expenses ($323,000 in 2000 compared to $494,000 in 1999).

         EBITDA. EBITDA was $(27.0) million for the fiscal year ended December 31, 2000 and $(19.5) million for the fiscal year ended December 31, 1999 as a result of the above factors.

         Depreciation and Amortization. Depreciation and amortization increased to approximately $4.6 million for the fiscal year ended December 31, 2000, from approximately $2.8 million for the fiscal year ended December 31, 1999, or 65.7%. Depreciation expense relating to our NGN screens was $3.5 million in 2000 compared to $2.2 million in 1999.

         Operating Loss. As a result of the above factors, operating loss increased to approximately $31.5 million for the fiscal year ended December 31, 2000, from approximately $22.2 million for the fiscal year ended December 31, 1999, or 41.8%.

         Net Interest Expense. Net interest expense decreased to approximately $6.4 million for the fiscal year ended December 31, 2000, from approximately $7.7 million for the fiscal year ended December 31, 1999, or 16.2%. The decrease was primarily attributable to the repurchase of $18.1 million face amount of PIK notes in February 2000 resulting in a reduction of average borrowings for the year.

         Net Loss. As a result of the above factors, the net loss applicable to common stockholders increased to approximately $38.9 million for the fiscal year ended December 31, 2000, from approximately $32.9 million for the fiscal year ended December 31, 1999, or 18.2%.

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

         Network Operating Expenses. Network operating expenses increased to approximately $6.9 million for the fiscal year ended December 31, 1999, from approximately $4.1 million for the fiscal year ended December 31, 1998, or 67.5%. The increase was due primarily to the increase in the average number of installed NGN screen locations, which increased 64.9% from 1998 to 1999. Major components of network operating expenses for the respective periods are:

                                                                             Year Ended December 31,
                                                                             -----------------------

                                                                           1999                      1998
                                                                           ----                      ----
Site agreement expense                                                 $3,465,000              $2,088,000
Telecommunications expense                                              2,425,000               1,570,000
Maintenance expense                                                     1,047,000                 483,000


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

         General and Administrative Expenses. General and administrative expenses increased to approximately $5.4 million for the fiscal year ended December 31, 1999, from approximately $3.6 million for the fiscal year ended December 31, 1998, or 49.6%. The increase was primarily attributable to employee compensation and related costs, the largest component of general and administrative expense, which increased to $3.5 million in 1999 compared to $3.1 million in 1998. The increases were due to the additional administrative staff in computer operations and graphic creation to support the sales offices and larger installed network and increased corporate development staff to assist in securing additional venues and increased rent associated with the relocation of our headquarters ($541,000 in 1999 compared to $220,000 in 1998). Research and development costs decreased to $233,000 in 1999 compared to $430,000 in 1998. The decrease in research and development costs was due to the substantial completion of our network technology platform during 1999. We capitalized $139,000 of software costs developed or obtained for internal use during 1999. Prior to 1999, these costs were expensed.

         Billboard Cash Flow. Billboard cash flow was $(15.9) million for the fiscal year ended December 31, 1999 and $(11.3) million for the fiscal year ended December 31, 1998 as a result of the above factors.

         Corporate Overhead. Corporate overhead increased to approximately $3.6 million for the fiscal year ended December 31, 1999, from approximately $2.1 million for the fiscal year ended December 31, 1998, or 72.9%. This increase was primarily due to increased legal, accounting, and other professional fees ($782,000 in 1999 compared to $329,000 in 1998) , increased compensation and related benefits ($1.7 million in 1999 compared to $922,000 in 1998) and increased travel expenses ($494,000 in 1999 compared to $220,000 in 1998).

         EBITDA. EBITDA was $(19.5) million for the fiscal year ended December 31, 1999 and $(13.4) million for the fiscal year ended December 31, 1998 as a result of the above factors.

         Depreciation and Amortization. Depreciation and amortization increased to approximately $2.8 million for the fiscal year ended December 31, 1999, from approximately $1.4 million for the fiscal year ended December 31, 1998, or 101.5%. Depreciation expense relating to our NGN screens was $2.2 million in 1999 compared to $1.1 million in 1998.

         Operating Loss. As a result of the above factors, operating loss increased to approximately $22.2 million for the fiscal year ended December 31, 1999, from approximately $14.7 million for the fiscal year ended December 31, 1998, or 51.0%.

         Net Interest Expense. Net interest expense increased to approximately $7.7 million for the fiscal year ended December 31, 1999, from approximately $4.9 million for the fiscal year ended December 31, 1998, or 55.8%. The increase was primarily attributable to a full year of interest on our Series B Notes as well as the increased principal amount.

         Net Loss. As a result of the above factors, the net loss applicable to common stockholders increased to approximately $32.9 million for the fiscal year ended December 31, 1999, from approximately $22.2 million for the fiscal year ended December 31, 1998, or 48.2%.

LIQUIDITY AND CAPITAL RESOURCES

         Through December 31, 2000, our primary source of liquidity has been proceeds from the sale of equity and debt securities. In January 2000, we obtained a $30 million equity investment from a subsidiary of Otis' parent, United Technologies Corporation. In addition, on November 7, 2000 we issued 3,550,296 shares of our Series D preferred stock to Capital Communications CDPQ Inc. at $8.45 per share. Proceeds upon the issuance of this stock, net of issuance costs of approximately $2.6 million, totaled approximately $27.4 million.

         As of December 31, 2000, total cash and cash equivalents were $19.6 million compared to $403,000 as of December 31, 1999. The increase in cash was a result of $27.2 million of cash used in operating activities (due principally to the loss from operations net of non cash expenses) and $8.1 million of cash used in investing activities (primarily for capital expenditures related to the expansion of our network) funded by net cash from financing activities of $54.5 million. We expect that increasing sales volume will require the use of additional cash.

         Interest on the Series C Notes is payable either in cash or additional senior secured notes, at our option, until the maturity date of February 1, 2003. We expect to pay interest on the Series C Notes by issuing additional senior secured notes. Our semi-annual cash interest requirements on the Series B Notes will be $242,000 until the notes mature on February 1, 2003.

         Our primary uses of cash are capital expenditures for equipment and for our working capital requirements. We anticipate capital expenditures of approximately $20 million related to the purchase and installation of our flat panel screens over the next two years. To the extent we are successful at securing more sites than anticipated, our capital expenditures and working capital requirements could be significantly larger than anticipated. Our cash flow is dependent on our ability to increase advertising revenues and is subject to financial, economic and other factors, some of which are beyond our control. According to our current budget, we anticipate that our current cash will be sufficient to finance our operating requirements and anticipated capital expenditures until late 2001. We will need to raise additional capital to satisfy our obligations and to attain our current business plan. If we are unable to meet expected operating cash flows, we will be required to reduce operating and capital expenditures and raise additional capital to satisfy our obligations through the end of the year. We cannot assure you that the additional funds will be available, or if available, will be available on terms acceptable to us.

SEASONALITY

         Our business is in a growth phase as we continue to expand our footprint. Consequently, we have not experienced any material seasonal factors which have affected our advertising revenues to date. We do expect, however, that seasonal revenue fluctuations caused by variations in advertising expenditures by local, regional and national advertisers, may affect our revenues in the future as we achieve a larger installed base of sites.

MARKET RISK AND IMPACT OF INFLATION

         We do not believe we have any significant risk related to interest rate fluctuations since we have only fixed rate debt. We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2000. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7. FINANCIAL STATEMENTS.

        The financial statements follow Item 13 in this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


         The following table sets forth the name, age and positions of each of our executive officers and directors:

                      NAME                  AGE                            POSITION
     ------------------------------------   ---        ----------------------------
     Gerard P. Joyce.....................   49         Chairman of the Board of Directors
     Thomas M. Pugliese..................   38         Vice Chairman of the Board of Directors, Chief
                                                       Executive Officer and Secretary
     Tracy Crocker.......................   40         President and Chief Operating Officer
     Michael R. Robinson.................   41         Chief Financial Officer and Executive Vice
                                                       President of Systems and International
     Stephen Nesbit......................   49         Executive Vice President of Corporate Development
     Anthony Bonacci.....................   37         Director
     Ari Bousbib.........................   40         Director
     Thomas J. Davis.....................   53         Director
     J. William Grimes...................   60         Director
     Roland Ribotti......................   33         Director
     Michael J. Marocco..................   42         Director
     Susan Molinari .....................   43         Director
     David Pecker........................   49         Director
     Alejandro Zubillaga.................   32         Director


         Gerard P. Joyce. Mr. Joyce founded NGN, together with Thomas Pugliese, in 1990 and has served as our Chairman of the Board of Directors since inception and as our President from December 1991 to February 2001. Prior to 1990, Mr. Joyce was Chairman and Chief Executive Officer of the Patrick Media Group, Inc., a successor to a company he formed in 1969. The Patrick Media Group, Inc. became the largest out-of-home advertising company in the U.S. Mr. Joyce sold his controlling interest in the Patrick Media Group, Inc. in September 1989. Mr. Joyce is Thomas Davis' brother-in-law.

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

         Tracy Crocker. Mr. Crocker was appointed as our Executive Vice President of Sales and Marketing in January 2000 and was named President and Chief Operating Officer in February 2001. Mr. Crocker served in various positions with the world's leading brand marketers, including Procter & Gamble, Pepsi and Nabisco. From 1996 to 1999, he served as Vice President for Nabisco's Western Division, with nearly a billion dollars in sales and 2,500 employees. From 1988 to 1996, he held various positions at PepsiCo, the last of which was Vice President of National Sales and Marketing.

         Michael R. Robinson. Mr. Robinson was appointed our Executive Vice President and Chief Financial Officer in April 2000. Mr. Robinson has over 18 years experience in finance, investor relations and operations functions in the United States and overseas. Prior to joining NGN, he served as Vice President and CFO of Honeywell International's industrial control business. From 1997 to 1999 he was Vice President of Finance, Logistics and Supply for Honeywell's $3 billion Europe, Middle East and Africa business. From 1994 to 1997 he was Vice President of Investor Relations for Honeywell, Inc. Mr. Robinson is a Certified Public Accountant and a Certified Management Accountant.

         Stephen Nesbit. Mr. Nesbit was appointed as our Executive Vice President of Corporate Development in 1999. He has over 25 years experience in high technology in the computer, networking and software industries. Prior to joining NGN, he served as CEO and founder of NetCard Systems, Inc., an Internet e-commerce start-up company from 1998 to 1999. From 1994 to 1997, he was a Vice President for Sandia Imaging Systems, Inc. Mr. Nesbit has held various general management, marketing, sales and board of directors positions with various companies, including IBM, Wang Labs and BBN Communications, the original networking architect of the Internet.

         Anthony Bonacci. Mr. Bonacci was elected as a director in February 2000. Mr. Bonacci is a shareholder of Colombo & Bonacci, P.C., a Phoenix, Arizona law firm, a position he has held since 1992. Prior to that time, he was an attorney with the law firm of Brown & Bain, P.A. Mr. Bonacci is Mr. Pugliese's brother-in-law.

         Ari Bousbib. Mr. Bousbib was elected as a director in January 2000. Since January 2001, Mr. Bousbib has been Executive Vice President and Chief Operating Officer of Otis Elevator Company. From April 1997 to January 2001, he was a Vice President of United Technologies Corporation responsible for strategic planning and corporate development functions. From 1995 to 1997, he was Managing Director of The Strategic Partners Group. Prior to that time, he was a partner at the consulting firm, Booz, Allen & Hamilton. In addition, he serves as a director for Techmetrics, International Fuel Cells, Dow-UT and MyAircraft.com.

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

         J. William Grimes. Mr. Grimes was elected as a director in February 2000. Since 1996, Mr. Grimes has been a member of BG Media Investors LLC, a company he founded. BG Media Investors LLC is a private equity capital firm specializing in investments in media and telecommunications companies. From 1994 until 1996, Mr. Grimes was the Chief Executive Officer of Zenith Media, a media services agency. He previously served as CEO of both ESPN and Univision. Mr. Grimes serves on the board of directors of InterVU, Inc., i3 Mobile Inc., Versaware and American Media Inc., and is an Executive Director of the New School University's Media Management Program.

         Rolond Ribotti. Mr. Ribotti was elected as a director in November 2000. Since August 1999, Mr. Ribotti has been an Investment Manager for Capital Communications CDPQ Inc., a subsidiary of the largest pension fund manager in Canada; Caisse de Depot et Placement du Quebec. Mr. Ribotti was Director of Investments at Bell Emergis/BCE Capital from 1997 to 1999 and from 1995 to 1997 was Associate Director-Finance at Bell Canada. Mr. Ribotti is a Chartered Financial Analyst and has an MBA from McGill University. He also serves as a director for TouchTunes Music Corporation.

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

ITEM 10. EXECUTIVE COMPENSATION


     The following table sets forth the annual and long-term compensation for each of the last three fiscal years for our named executive officers. These individuals are referred to as the named executive officers.

                                                    ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                              --------------------------------   --------------------------------
                                                                                      AWARDS          PAYOUTS
                                                                                 ---------------    -------------
                                                                                          SECURITIES
                                                                  OTHER                     UNDER-
                                                                  ANNUAL     RESTRICTED    LYING               ALL OTHER
                                                                  COMPEN-      STOCK       OPTIONS/     LTIP   COMPEN-
   NAME AND PRINCIPAL POSITION     YEAR     SALARY    BONUS       SATION     AWARD(S)       SARS      PAYOUTS  SATION(1)
------------------------------    ------   --------  ------     ---------   -----------  ----------- --------  ----------
                                                 $          $         $          $          #          $          $
 Gerard P. Joyce, Chairman of      2000    304,500     45,000         -          -          --         -        21,975
   the Board
                                   1999    251,741    150,000         -          -          -          -        21,975
                                   1998    251,741     60,000         -          -          -          -          -
 Thomas M. Pugliese, Vice          2000    306,300     45,000         -          -          -          -        6,150
   Chairman, Chief Executive
   Officer
                                   1999    250,000    150,000         -          -          -          -        6,150
                                   1998    250,000     50,000    17,710          -          -          -          -
 Tracy Crocker, President and      2000    199,650     35,000         -          -          -          -          -
   Chief Operating Officer
 Michael R. Robinson, Chief        2000    148,947     35,000         -          -          -          -          -
   Financial Officer
 Stephen Nesbit, Executive Vice    2000    191,233     35,000         -          -          -          -          -
   President, Corporate
   Development
                                   1999     49,325          -         -          -          -          -          -

----------------
(1) Represents the dollar value of life insurance premiums that we have paid for the benefit of the individual.


OPTION GRANTS IN LAST FISCAL YEAR


     The following table sets forth certain information concerning the option grants to the named executive officers during 2000. The options were granted pursuant to our 2000 stock incentive plan.

                                            INDIVIDUAL GRANTS
                           ----------------------------------------------------
                                         PERCENT OF
                                           TOTAL
                              NUMBER      OPTIONS                                     POTENTIAL REALIZABLE VALUE
                           OF SECURITIES GRANTED TO   EXERCISE                         AT RATES OF STOCK PRICE
                            UNDERLYING    EMPLOYEE     OR BASE                              APPRECIATION
                              OPTIONS    IN FISCAL      PRICE      EXPIRATION           FOR OPTION TERM ($)(2)
                            GRANTED(#)    YEAR(1)     ($/SHARE)       DATE             5%              10%
                            ----------    -------     ---------       ----             --              ---
Gerard P. Joyce                    -         -            -            -               -                -
Thomas M. Pugliese                 -         --           -            -               -                -
Stephen Nesbit                     -         --           -            -               -                -
Tracy Crocker                      -         --           -            -               -                -
Michael R. Robinson           68,000        11.1        $10.00       1/1/09         374,903          923,404

-------------------------

(1) Options to purchase a total of 556,480 shares of our common stock at an exercise price of $10.00 per share and 57,000 shares at an exercise price of $8.45 were granted in 2000.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

     The following table sets forth certain information concerning all unexercised options held by the named executive officers as of December 31, 2000.

                                                       NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED IN-THE-
                              SHARES                        OPTIONS AT                     MONEY OPTIONS AT
                             ACQUIRED                   FISCAL YEAR-END(#)                 FISCAL YEAR-END
                                ON       VALUE          ------------------                 ---------------
            NAME             EXERCISE   REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
            ----             --------   --------    -----------   -------------    -----------      -------------
                                 #          $
 Gerard P. Joyce...........     --         --        33,334           66,666           --                --
 Thomas M. Pugliese........     --         --        33,334           66,666           --                --
 Stephen Nesbit............     --         --        22,667           45,333           --                --
 Tracy Crocker.............     --         --        22,667           45,333           --                --
 Michael R. Robinson.......     --         --            --           68,000           --                --

-------------------------

           Our non-employee directors receive a director's fee of $1500 for each Board of Directors meeting attended in person, and for each separate committee meeting attended in person.

EMPLOYMENT AGREEMENTS

         On January 1, 2000, we entered into employment agreements with each of Gerard P. Joyce and Thomas M. Pugliese, effective through January 31, 2004. The compensation for each employee is comprised of an annual salary of $300,000, an annual bonus, as determined by the board, and additional benefits, including stock options upon the consummation of a public offering and a life insurance policy with benefits of $10 million. If either Mr. Joyce or Mr. Pugliese is terminated without cause, he is entitled to a severance payment equal to the greater of double the amount of the lesser of his base salary and one-half of any bonuses for the preceding 24 months (Current Annual Compensation), or $500,000 and his Current Annual Compensation multiplied by the number of years remaining in the term. However, if either Mr. Joyce or Mr. Pugliese is discharged for cause, we no longer have any obligation to pay either of them any compensation, except for any compensation and benefits accrued prior to the date of such discharge.

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

401 (k) PLAN

         We maintain a retirement plan established in conformity with Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all of our eligible employees. Pursuant to the 401(k) plan, employees may elect to defer up to 15% of their current pre-tax compensation and have the amount of such deferral contributed to the 401(k) plan. The maximum elective deferral contribution was $10,500 in 2000, subject to adjustment for cost-of-living in subsequent years. Some highly compensated employees may be subject to a lesser limit on their maximum elective deferral contribution. The 401(k) plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We presently do not match employee contributions. The 401(k) plan is qualified under Section 401 of the Code so that contributions by the employees and employer, if any, to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us when made.

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

         We have reserved 984,000 shares of common stock for use in connection with the plan. Shares of common stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

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

         ISOs may be granted only to our officers and key employees. Non-qualified stock options may be granted to such officers and employees as well as to agents and directors and consultants, whether or not otherwise employees. In determining the eligibility of an individual for grants under the plans, as well as in determining the number of shares to be optioned to any individual, the board takes into account the position and responsibilities of the individual being considered, the nature and value of his or her services or accomplishments to us, his or her present or potential contribution to our success and such other factors as the board may deem relevant.

         The 2000 Stock Incentive Plan, the 1998 Non-Qualified Stock Option Plan, the 1994 Stock Option Plan and the 1993 Stock Option Plan have been amended to provide that all options authorized to be granted under those plans but not yet granted shall be granted under the 2000 Stock Incentive Plan and the number of options authorized to be granted under that plan have been increased accordingly. No new options may be granted under any other plan. As of December 31, 2000, options representing 827,460 shares may be granted. The terms for all options granted and currently outstanding have been changed to provide for vesting over a three-year period after the original date of grant and that options may be exercised by surrendering the value of the exercise price in options.

         1998 Non-Qualified Stock Option Plan. The total number of shares with respect to which options may be granted under the 1998 Non-Qualified Stock Option Plan is 820,000. As of December 31, 2000, options for an aggregate of 561,000 shares were outstanding. No ISOs may be granted under the plan. The option price may not be less than the greater of the fair market value per share of the common stock at the time of the grant of such option or $7.70 per share. No further options may be granted under the plan, and all options granted under the plan become void and may not be exercised after January 1, 2009. Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made under certain circumstances in shares of common stock. The plan may be terminated at any time by the board of directors, which may also amend the plan.

         1994 Stock Option Plan. The 1994 Stock Option Plan provides for the granting of ISOs to purchase our common stock at not less than the fair market value on the date of the option grant and the granting of non-qualified options with any exercise price. The total number of shares with respect to which options may be granted under the plan is 80,000. As of December 31, 2000, options for an aggregate of 40,000 shares were outstanding. To date, all options issued under the plan have been non-qualified options. The plan contains certain limitations applicable only to grants of ISOs. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the option will be treated as a non-qualified option. In addition, if any optionee owns more than 10% of the total voting power of our stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No further options may be granted under the plan and all options granted under the plan become void and may not be exercised after January 1, 2005. Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made under certain circumstances in shares of common stock. The plan may be terminated at any time by the board of directors, which may also amend the plan.

         1993 Stock Option Plan. The 1993 Stock Option Plan provides for the granting of ISOs to purchase our common stock at not less than the fair market value on the date of the option grant and the granting of non-qualified options with any exercise price. The total number of shares with respect to which options may be granted under the plan is 40,000. As of December 31, 2000, options for an aggregate of 5,480 shares were outstanding. To date, all options issued under the plan have been non-qualified options. The plan contains certain limitations applicable only to grants of ISOs. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the option will be treated as a non-qualified option. In addition, if any optionee owns more than 10% of the total voting power of our stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No further options may be granted under the plan and all options granted pursuant to the plan become void and may not be exercised after January 1, 2004. Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made under certain circumstances in shares of common stock. The plan may be terminated at any time by the board of directors, which may also amend the plan.

         All of our directors, other than Roland Ribotti, Susan Molinari and Anthony Bonacci have been granted non-qualified stock options to purchase 5,000 shares of our common stock at an exercise price of $10.00 per share. All these options vest in equal installments over the next three years on March 1, 2001, 2002 and 2003. Ms. Molinari has been granted non-qualified stock options to purchase 10,000 shares of our common stock at an exercise price of $7.70 per share, of which 3,334 options are vested, 3,333 vest in July 2001, and 3,333 in July 2002. Mr. Bonacci was granted options to purchase 25,000 shares of our common stock at an exercise price of $7.70 per share. These options vest in equal installments on August 1, 2000, 2001 and 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of our common stock as of March 21, 2001 by:

     (1) each person who is known by us to own beneficially more than 5% of our common stock;

     (2) each current director;

     (3) each of the named executive officers; and

     (4) all directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the SEC's rules. In computing percentage ownership of each person, shares of common stock subject to options, warrants or convertible preferred stock held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 21, 2001, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person.

         Except as indicated in this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 8,919,641 shares of our common stock outstanding on March 21, 2001.

                                              AMOUNT AND
                                              NATURE OF
NAME AND ADDRESS OF                           BENEFICIAL
BENEFICIAL OWNER                                 OWNER               PERCENTAGE OF CLASS
-------------------                           ----------             -------------------
Gerard P. Joyce(1)...............             1,643,770                     18.4%


                                              AMOUNT AND
                                              NATURE OF
NAME AND ADDRESS OF                           BENEFICIAL
BENEFICIAL OWNER                                 OWNER               PERCENTAGE OF CLASS
-------------------                           ----------             -------------------
Thomas M. Pugliese(2)............               736,556                      8.2
Thomas J. Davis(3)...............                22,231                        *
David Pecker(3)..................                29,720                        *
Roland Ribotti...................                    -                         *
Michael J. Marocco(4)............             1,241,469                     13.9
Susan Molinari(5)................                 3,334                        *
Alejandro Zubillaga(6)...........               180,949                      2.0
Tracy Crocker(7).................                22,667                        *
Stephen Nesbit(7)................                22,667                        *
Ari Bousbib(8)...................                 1,667                        *
J. William Grimes(3).............                 1,667                        *
Anthony Bonacci(9)...............                25,394                        *
Michael R. Robinson(7)...........                22,667                        *
Nevada Bond Investment
     Corp. II ...................             3,025,017                     33.9
     One Financial Plaza
     Hartford, CT  06101
All directors and executive
     officers as a Group
     (14 persons)                             3,798,419                     43.6

-------------
*        Less than 1%
(1)      Includes 33,334 shares issuable upon exercise of stock options.
(2) Includes shares held in trust for the benefit of Mr. Pugliese, his spouse and children and 33,334 shares issuable upon exercise of stock options.

---------------------

(3)      Includes 1,667 shares issuable upon exercise of stock options.
(4) Represents 1,239,802 shares of our common stock owned by affiliates of 21st Century Communications Partners, each of which is a limited partnership of which Sandler Investment Partners, L.P. is a general partner. Mr. Marocco is a general partner of Sandler Investment Partners, L.P. Mr. Marocco disclaims beneficial ownership of these shares. Also includes 1,667 shares issuable upon exercise of stock options.
(5)      Includes 3,334 shares issuable upon exercise of stock options.
(6) Represents 179,282 shares of our common stock owned by Elektra Investments A.V.V., which is controlled by Mr. Zubillaga. Also includes 1,667 shares issuable upon exercise of stock options.
(7)      Represents shares issuable upon exercise of stock options.
(8) Mr. Bousbib is Executive Vice President of Otis Elevator Company, a subsidiary of United Technologies Corporation, whose wholly-owned subsidiary, Nevada Bond Investment Corp. II, beneficially owns 3,025,017 shares of our common stock. Also included 1,667 shares issuable upon exercise of stock options.
(9) Represents 17,060 shares of our common stock owned by his wife, Caroline Bonacci. Also includes 8,334 shares issuable upon exercise of stock options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 25, 2000, we purchased $18.1 million aggregate face amount of our senior secured notes from John Strauss, one of our shareholders, for $2.9 million. We purchased the notes from Mr. Strauss for a sum equal to the amount he paid plus $150,000. In August 2000, Mr. Strauss and Trusts for benefit of his children exercised 25,016 warrants in exchange for 281,872 shares of common stock. Mr. Strauss no longer holds any warrants.

         Anthony Bonacci, who was appointed as one of our directors in February 2000, is a partner of Colombo & Bonacci, P.C. Colombo & Bonacci has represented us in various matters. For the year ended December 31, 2000, we incurred fees with this firm of $233,000.

         David Pecker has been one of our directors since September 1999 and is affiliated with American Media Operations, Inc. For the year ended December 31, 2000, we recognized revenues of $419,772 from American Media.

         We invested $100,000 in Next Generation Network International, LLC (NGN International) during 1999 for the purpose of researching the development of markets for screens in several countries outside of the U.S. We own 50% of NGN International and one of our directors, Alejandro Zubillaga, controls the remaining 50%.

         Malcolm Lassman, who was one of our directors from 1998 until he resigned as a director in November 2000, is a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P. which represents us in various matters. For the year ended December 31, 2000, we incurred fees with this firm of $655,000.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

                  a) Exhibits
3.1(a)            Amended and Restated Certificate of Incorporation (4)

3.2(a)            Amended and Restated By-Laws (4)
4.1(a)            Indenture dated February 18, 1998 between the Company and the Trustee (1)
4.1(b)            Amendment No. 1 dated as of January 28, 2000 to Indenture dated as of February 1, 1998
4.1(c)            Amendment No. 2 dated as of January 31, 2001 to Indenture dated as of February 1, 1998
4.1(d)            Warrant Agreement dated as of February 18, 1998 by and between the Company and United States Trust
                  Company of New York as Warrant Agent (5)
4.1(e)            Amendment No. 1 dated January 28, 2000 to the Warrant Agreement dated February 18, 1998
4.1(f)            Exchange and Registration Rights Agreement dated February 18, 1998 between the Company and the
                  Initial Purchaser (1)
4.1(g)            Pledge Agreement dated February 18, 1998 between the Company and the Initial Purchaser (1)
4.1(h)            Security Agreement dated February 18, 1998 between the Company and the Initial Purchaser (1)
4.1(i)            Amendment No. 1 dated January 28, 2000 to the Security Agreement dated February 18, 1998
4.1(j)            Purchase Agreement dated February 18, 1998 between the Company and the Initial Purchaser (1)
4.1(k)            Unit Agreement dated February 18, 1998 between the Company and the Initial Purchaser (1)
4.1(l)            Form of Co-Investment Agreement relating to issuances of Preferred Stock in 1997 (1)
4.1(m)            Stock Purchase Agreement dated January 28, 2000 between the Company and Nevada Bond Investment Corp. II
4.1(n)            Preferred Stock Purchase Agreement dated as of November 6, 2000 between the Company and Capital
                  Communications CDPQ Inc. (4)
4.1(o)            Agreement for Consents and Waivers dated as of January  21, 1998 by 21st Century Communication
                  Partners, L.P., 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign
                  Partners, L.P. and Pulitzer Publishing (1)
4.1(p)            Amended and Restated Registration Rights Agreement among the Company and certain of its security holders dated as of January 28, 2000
4.1(q)            Second Amended and Restated Registration Rights Agreement among the Company and certain of its securities holders dated as of November 6, 2000 (4)
4.1(r)            Common Stock Registration Rights and Stockholders Agreement dated as of February 18, 1998 by and between the Company and NatWest Capital Markets Limited (5)
4.1(s)            Amendment No. 1 dated January  28, 2000 to the Common Stock Registration Rights and Stockholders
                  Agreement dated February 18, 1998
4.1(t)            Amended and Restated  Stockholders' Agreement among the Company and certain of its securities holders dated as of January 28, 2000
4.1(u)            Second Amended and Restated Stockholders' Agreement among the Company and certain of its securities holders dated as of November 6, 2000 (4)
4.1(v)            Joinder Agreement dated December 26, 1995 by and between Stephen Adams, Gerard P. Joyce and Thomas M.
                  Pugliese (1)
10.1(a)           Memorandum of Understanding between the Company and Alex Zubillaga (2)
10.1(b)           Assignment of Security Interest in United States Copyrights dated as of February 18, 1998 by and between the Company and United States Trust Company of New York as Collateral Agent (5)
10.1(c)           Assignment of Security Interest in United States Patents dated as of February 18, 1998 by and between the Company and United States Trust Company of New York as Collateral Agent (5)

10.1(d)           Assignment  of  Security  Interest in United  States  Trademarks  dated as of February  18, 1998 by and between the Company and United States Trust Company of New York as Collateral Agent (5)
10.2(B)(a)        Media  Network  Services  Agreement  dated April 18, 1995 by and between  7-Eleven,  Inc.  (f/k/a The
                  Southland Corporation) and the Company  (1)
10.2(B)(b)        Amendment No. 1 to Media Network Services Agreement (3)
10.2(B)(c)        Amendment No. 2 to Media Network Services Agreement dated December 14, 1999
10.2(B)(d)        Amendment No. 3 to Media Network Services Agreement dated December 15, 2000
10.2(B)(e)        E*Display Agreement dated as of January 17, 2000 with Otis Elevator Company (5)
10.2(B)(f)        Amendment  dated  November 3, 2000 to the E*Display  Agreement  dated as of January 17, 2000 with Otis
                  Elevator Company (4)
10.3(A)(a)        Employment Agreement dated as of January 1, 2000 between the Company and Gerard P. Joyce
10.3(A)(b)        Employment Agreement dated as of January 1, 2000 between the Company and Thomas M. Pugliese
10.3(A)(c)        2000 Stock Incentive Plan
10.3(A)(d)        1998 Stock Option Plan
10.3(A)(e)        1994 Stock Option Plan
10.3(A)(f)        1993 Stock Option Plan


(1) Such Exhibit was filed with the Company's Registration Statement on Form S-4 (File No. 333-49279) as amended, originally filed with the Securities and Exchange Commission on April 2, 1998, and is incorporated herein by reference.
(2) Such Exhibit was filed with the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999 and is incorporated herein by reference.
(3) Such Exhibit was filed with the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998 and is incorporated herein by reference.
(4) Such Exhibit was filed with the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000 and is incorporated herein by reference.
(5)  To be filed by amendment.

                  b) Reports on Form 8-K
                  None

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 NEXT GENERATION NETWORK, INC. AND SUBSIDIARIES


                                    CONTENTS

Independent Auditor's Report..........................................................................35
Consolidated Balance Sheets as of December 31, 2000 and 1999..........................................36
Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.................................................................37
Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended
     December 31, 2000, 1999 and 1998.................................................................38
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998.................................................................39
Notes to Consolidated Financial Statements............................................................41

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Next Generation Network, Inc.
Eden Prairie, Minnesota

         We have audited the accompanying consolidated balance sheets of Next Generation Network, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Network, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                               McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 9, 2001

                 NEXT GENERATION NETWORK, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                            ------------------------------
                                                                                 2000             1999
                                                                            -------------     ------------
ASSETS (Note 2)
          Current Assets:
              Cash and cash equivalents                                     $  19,619,410     $    403,435
              Trade accounts receivable, less
                 allowance of $305,000
                 in 2000 and $120,000 in 1999                                   1,014,270        1,511,939
              Other current assets (Note 1)                                     1,594,814           85,284
                                                                            -------------     ------------

                     Total current assets                                      22,228,494        2,000,658
                                                                            -------------     ------------

          Equipment and Furnishings, at cost
              Equipment                                                        23,150,096       17,303,681
              Office furniture, equipment, and software                         2,075,582        1,421,334
              Leasehold improvements                                              354,297          262,582
                                                                            -------------     ------------
                                                                               25,579,975       18,987,597
              Less accumulated depreciation and amortization                    8,866,057        5,514,497
                                                                            -------------     ------------
                                                                               16,713,918       13,473,100
                                                                            -------------     ------------

          Other Assets
              Deferred financing costs (net of accumulated
                amortization of $1,354,239 in 2000
                and $911,188 in 1999)                                             943,430        2,050,481
              Deposits and other assets                                           270,902          191,730
                                                                            -------------     ------------
                                                                                1,214,332        2,242,211
                                                                            -------------     ------------
                                                                            $  40,156,744     $ 17,715,969
                                                                            =============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
          Current Liabilities:
              Current maturities of long-term debt                          $     618,377     $     24,949
              Accounts payable                                                  1,718,529        2,721,429
              Accrued expenses (Notes 3 and 8)                                  5,743,974        4,848,637
                                                                            -------------     ------------

                     Total current liabilities                                  8,080,880        7,595,015
                                                                            -------------     ------------

          Non-current accrued site lease expense (Note 3)                              --          223,239
                                                                            -------------     ------------

          Long-term Debt, less current maturities (Notes 2 and 9)              39,320,796       49,555,649
                                                                            -------------     ------------

          Commitments (Notes 3, 4 and 5)

          Mandatory Redeemable Preferred Stock (Note 5)
              14.8% Series B, nonvoting; authorized 91,100 shares;
                issued and outstanding 91,059 shares; stated at
                liquidation value plus accrued dividends                               --       11,273,351
              14.8% Series C, nonvoting; authorized 90,000 shares;
                issued and outstanding 75,540 shares stated at
                liquidation value plus accrued dividends                               --        8,123,598
              8% Series D, voting; authorized 7,500,000 shares;
                issued and outstanding 3,550,296 shares being accreted
                to liquidation value, plus accrued dividends
                (aggregate liquidation value $30,353,333)                      27,110,222               --
                                                                            -------------     ------------
                                                                               27,110,222       19,396,949
                                                                            -------------     ------------
          Stockholders' Deficit (Notes 2, 5, and 6)
              8.25% Series A cumulative preferred stock,
                nonvoting; authorized 20,000 shares; issued and
                outstanding 2,960 and 6,000 shares, respectively, stated
                at liquidation value, excluding cumulative unpaid
                dividends (aggregate liquidation value of
                $2,578,900 in 2000 and $4,980,000 in 1999)                      1,480,000        3,000,000
              Common stock, $0.01 par value; authorized 25,000,000
                shares; issued and outstanding 8,919,641 and
                2,662,680 shares, respectively                                     89,196           26,627
              Additional paid-in capital                                       70,837,235        6,574,267
              Accumulated deficit                                            (106,727,465)     (68,655,777)
              Foreign currency exchange                                           (34,120)              --
                                                                            -------------     ------------
                                                                              (34,355,154)     (59,054,883)
                                                                            -------------     ------------
                                                                            $  40,156,744     $ 17,715,969
                                                                            =============     ============

See notes to financial statements

                 NEXT GENERATION NETWORK, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Years ended December 31,
                                                                ----------------------------------------------
                                                                    2000             1999             1998
                                                                ------------     ------------     ------------
Revenues :
       Advertising revenues                                     $  9,464,967     $  5,682,125     $  2,609,512
       Less agency commissions                                      (186,696)        (186,503)         (47,851)
                                                                ------------     ------------     ------------

       Net advertising revenues                                    9,278,271        5,495,622        2,561,661
       Network equipment                                                  --            4,807           26,309
       Network operating revenues                                        840              840            1,720
                                                                ------------     ------------     ------------
             Total revenues                                        9,279,111        5,501,269        2,589,690
                                                                ------------     ------------     ------------

Costs and expenses:
       Network operating expenses (Note 3)                         9,356,176        6,936,130        4,140,918
       Selling expenses                                           12,281,655        8,980,846        6,062,770
       General and administrative expenses                        10,773,555        5,448,175        3,643,005
       Corporate overhead                                          3,824,584        3,618,305        2,093,299
       Depreciation and amortization                               4,581,136        2,764,005        1,371,959
       Cost of network equipment sales                                    --            1,526            9,996
                                                                ------------     ------------     ------------
            Total costs and expenses                              40,817,106       27,748,987       17,321,947
                                                                ------------     ------------     ------------

            Operating loss                                       (31,537,995)     (22,247,718)     (14,732,257)

Non operating income (expense):
       Interest expense  (Note 2)                                 (7,179,935)      (8,296,716)      (6,494,147)
       Interest income                                               746,106          616,362        1,563,427
       Other expense                                                 (99,865)         (67,175)              --
                                                                ------------     ------------     ------------

            Net loss before preferred stock dividends            (38,071,689)     (29,995,247)     (19,662,977)
Preferred stock dividends and accretion (Note 5)                     792,563        2,871,619        2,515,590
                                                                ------------     ------------     ------------

            Net loss applicable to common stockholders          $(38,864,252)    $(32,866,866)    $(22,178,567)
                                                                ============     ============     ============

            Basic and diluted net loss per common share         $      (4.74)    $     (12.34)    $      (8.33)
                                                                ============     ============     ============
Weighted average number of common shares outstanding               8,200,271        2,662,680        2,662,680
                                                                ============     ============     ============


See notes to financial statements.

                 NEXT GENERATION NETWORK, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                  Series A                             Additional                      Foreign
                                 Cumulative                              Paid-In       Accumulated     Currency
                               Preferred Stock       Common Stock        Capital         Deficit       Exchange     Total
                               ---------------       ------------      ----------      -----------     --------     -----
                             Shares     Amount     Shares    Amount
                             ------     ------     ------    ------
Balance, December 31,1997    6,000   $ 3,000,000   2,662,680  $26,627  $  3,880,925   $ (18,997,555)  $     --   $(12,090,003)

Accrued dividends on
  Mandatory Redeemable
  Preferred Stock               --            --          --       --    (2,268,090)             --         --     (2,268,090)
Issuance of Warrants in
  connection with
  PIK Notes (Note 2)            --            --          --       --     7,700,000              --         --      7,700,000
Compensation element of
 stock options forfeited
 (Note 6)                       --            --          --       --       (70,430)             --         --        (70,430)
Net Loss                        --            --          --       --            --     (19,662,977)        --    (19,662,977)
                            ------   -----------   ---------  -------  ------------   -------------   --------   ------------
Balance, December 31, 1998   6,000     3,000,000   2,662,680   26,627     9,242,405     (38,660,531)              (26,391,499)
Accrued dividends on
  Mandatory Redeemable
  Preferred Stock               --            --          --       --    (2,624,119)             --         --     (2,624,119)
Compensation element of
  Stock option forfeited
  (Note 6)                      --            --          --       --       (44,019)             --         --        (44,019)
Net Loss                        --            --          --       --            --     (29,995,247)        --    (29,995,247)
                            ------   -----------   ---------  -------  ------------   -------------   --------   ------------
Balance, December 31, 1999   6,000     3,000,000   2,662,680   26,627     6,574,267     (68,655,777)        --    (59,054,883)
Issuance of common stock
  at $10 per share, net
  of expenses of
  $466,321 (Note 5)             --            --   3,025,017   30,250    29,753,599              --         --     29,783,849
Exchange of Series A
  Preferred stock for
  common Stock
  (Note 5)                  (3,040)   (1,520,000)    186,676    1,867     1,518,133              --         --             --
Exchange of Mandatory
  Redeemable Preferred
  Stock for common
  stock                                       --   2,546,353   25,463    19,581,206              --         --     19,606,669
Exercise of stock options       --            --      16,060      161         1,445              --         --          1,606
Exercise of warrants
  (Note 6)                      --            --     482,855    4,828       219,576              --         --        224,404
Repurchase of PIK
  Notes at A
  substantial
  discount from
  carrying value
  from related
  party (Note 2)                --            --          --       --    13,125,421              --         --     13,125,421
Accrued dividends on
  Mandatory redeemable
  Preferred stock               --            --          --       --      (563,053)             --         --       (563,053)
Issuance of warrants
  in connection with
  Series D preferred
  stock (Note 5)                --            --          --       --       758,400              --         --        758,400
Accretion of Series D
  preferred stock
  to liquidation
  value (Note 5)                --            --          --       --      (105,348)             --         --       (105,348)
Compensation element of
  stock options
  forfeited (Note 6)            --            --          --       --       (26,411)             --         --        (26,411)
Foreign currency exchange       --            --          --       --            --              --    (34,120)       (34,120)
Net Loss                        --            --          --       --            --     (38,071,689)        --    (38,071,689)
                            ------   -----------   ---------  -------  ------------   -------------   --------   ------------
Balance, December 31, 2000   2,960   $ 1,480,000   8,919,641  $89,196  $ 70,837,235   $(106,727,465)  $(34,120)  $(34,355,154)
                            ======   ===========   =========  =======  ============   =============   ========   ============

See notes to financial statements.

                 NEXT GENERATION NETWORK, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Years Ended December 31,
                                                                           ----------------------------------------------
                                                                               2000             1999             1998
                                                                           ------------     ------------     ------------
Operating Activities:
      Net Loss                                                             $(38,071,689)    $(29,995,247)    $(19,662,977)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
          Accretion of long term debt discounts                               1,399,657        1,612,452        1,255,840
          Noncash interest on PIK Notes                                       5,324,145        6,145,895        4,813,050
          Amortization of deferred financing costs                              443,051          521,116          390,072
          Depreciation and amortization                                       4,581,133        2,764,005        1,371,959
          Compensation element of stock options forfeited                       (26,411)         (44,019)         (70,430)
          Loss from equity method investee                                       32,825           67,175               --
          Other                                                                 119,779            8,454           17,710
          Changes in assets and liabilities:
             Receivables                                                        550,834       (1,015,544)        (124,617)
             Other current assets                                            (1,509,530)           5,875           29,728
             Accounts payable                                                (1,002,900)       1,509,687          892,337
             Accrued expenses                                                   995,953            3,269          595,956
                                                                           ------------     ------------     ------------

          Net Cash Used in Operating Activities                             (27,163,153)     (18,416,882)     (10,491,372)
                                                                           ------------     ------------     ------------

Investing Activities:
      Purchases of equipment and furnishings                                 (7,888,323)      (5,733,059)      (7,899,479)
      Investments, purchases of other assets and deposits                      (175,785)        (140,604)          66,752
      Proceeds from sale of equipment                                             9,216            5,207               --
                                                                           ------------     ------------     ------------

          Net Cash Used in Investing Activities                              (8,054,892)      (5,868,456)      (7,832,727)
                                                                           ------------     ------------     ------------

Financing Activities:

      Proceeds from common stock sales and warrant and option exercises      30,009,861               --               --
      PIK note redemption                                                    (2,927,579)              --               --
      Borrowings under PIK Notes                                                     --               --       37,300,000
      Principal payments on long-term debt                                      (24,082)         (21,440)      (1,923,764)
      Net proceeds from issuance of preferred stock                          27,409,940               --               --
      Proceeds from issuance of warrants                                             --               --        7,700,000
      Deferred financing costs                                                       --               --       (2,831,066)
                                                                           ------------     ------------     ------------

          Net Cash Provided by (Used in) Financing Activities                54,468,140          (21,440)      40,245,170
                                                                           ------------     ------------     ------------

Foreign Currency Exchange                                                       (34,120)              --               --
                                                                           ------------     ------------     ------------

          Increase (decrease) in cash and cash equivalents                   19,215,975      (24,306,778)      21,921,071
Cash and cash equivalents
      Beginning                                                                 403,435       24,710,213        2,789,142

                                                                           ------------     ------------     ------------
      Ending                                                               $ 19,619,410     $    403,435     $ 24,710,213
                                                                           ============     ============     ============


See notes to financial statements.

                 NEXT GENERATION NETWORK, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Years Ended December 31,
                                                                         ---------------------------------------
                                                                             2000          1999          1998
                                                                         -----------    ----------    ----------
Supplemental Cash Flow Information
      Cash payments for interest                                         $    13,082    $   17,262    $   35,243
      Non cash activities:
         Increase in mandatory redeemable preferred stock and
            decrease in paid-in capital from accrued dividends
            and accretion                                                    668,401     2,624,119     2,268,090
         Accrued interest converted to long term debt (Note 2)             5,492,000     5,853,000     2,441,000
         Increase in long term debt resulting from interest accretion      1,399,657     1,612,452     1,255,840
      Exchange of preferred stock for common stock                        21,126,669            --            --
      Additional paid in capital resulting from PIK Note redemption       13,125,421            --            --
      Value ascribed to warrants and preferred stock discount                758,400            --            --
                                                                         ===========    ==========    ==========

                 NEXT GENERATION NETWORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS: Next Generation Network, Inc. and its subsidiaries (the Company) sell advertising space and programming in a network of digital video advertising flat panel screens. The Company was founded in 1990 and thereafter developed its proprietary technology platform to deliver digital advertising and other media across its network of screens in the U.S. During 2000, the Company began operations in Paris, Sydney and London. At the same time, the Company concentrated its efforts on securing site agreements for the placement of screens as well as recruiting local sales personnel and opening local sales offices in designated market areas.

         As of December 31, 2000, the Company has installed screens at 6,692 sites and has secured long-term site rights for additional sites. The Company currently generates revenue principally through the sale of advertising.

         A summary of the Company's significant accounting policies follows:

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Next Generation Network, Inc. and beginning in 2000 the accounts of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION: Advertising revenues are recognized at the time the advertisement appears on the network. The Company bills advertisers and recognizes revenue monthly for contracts that exceed one month in length, and on the first day of a month during which the advertisement appears on the network for contracts for shorter periods. Costs incurred for the production of media advertising are recognized in the initial month of the advertising service or contract period or as incurred during the advertising service period. Advertising revenues are reduced by agency commissions (generally fifteen percent) on the statements of operations. Revenue from network equipment sales is recognized upon installation of the equipment. In addition, the Company provides allowances for uncollectible revenues receivable based on Management's periodic assessment of the need for such allowances. Such allowances charged to expense amounted to $742,439 in 2000, $223,396 in 1999 and $100,640 in 1998.

         Staff Accounting Bulletin No. 101 (SAB No. 101) summarizes some of the Securities and Exchange Commission staff's interpretations of the application of generally accepted accounting principles relative to revenue recognition. The Company began following the interpretations in SAB No. 101 in 2000 and management believes it had no affect on the Company's financial statements. The Company also began following the consensus reached in EITF 99-17 "Accounting for Advertising Barter Transactions" since its adoption in 2000.

         BARTER TRANSACTIONS: Barter transactions, which represent the exchange of advertising for goods or services, are recorded at the estimated fair value of the products or services received, not to exceed the estimated fair value of the advertising provided. The Company has valued all bartered revenues recognized and the resulting barter credit assets (principally advertising) received in accordance with EITF 99-17, as applicable, and at a substantial discount from the Company's standard advertising rates. Barter revenues are recognized as barter credit on the balance sheet when advertising appears on the network, and barter expense is recognized when the related products or services are received or used. Barter revenues were $1,687,206 during 2000, $62,116 during 1999 and $257,142 during 1998, of which $1,397,555 and $42,125 of barter credit are included in other current assets on the balance sheets at December 31, 2000 and 1999, respectively.

         The Company recognized barter advertising revenues of $419,772 from a company affiliated with one of its Directors of which $242,715 was a barter credit included in other current assets at December 31, 2000. The Company recognized advertising revenues of $240,133 from the same company during 1999 of which $99,860 was in trade accounts receivable at December 31, 1999.

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

         ADVERTISING EXPENSE: The Company expenses advertising costs as incurred. Advertising included in barter credit is expensed when the advertising provided by the outside organization takes place. Advertising expense was approximately $2,466,000, $233,000, and $309,000 in 2000, 1999, and 1998,
respectively.

         RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company, which principally relate to software feasibility, testing new equipment and exploring different applications, are charged to operations as incurred. Research and development expense was approximately $239,000, $233,000 and $430,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

         SOFTWARE DEVELOPMENT COSTS: The majority of the Company's software development costs are associated with the internal development and enhancement of the NGN technology and software. During 1999 the Company adopted the provisions of Statement of Position 98-1 Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Under the provisions of this Statement the Company capitalizes internal and external costs incurred to develop or upgrade and enhance its internal use NGN technology software during the application development stage if it is probable that such development or modifications will result in additional functionality. The Company capitalized $675,142 and $138,792 of such costs during the years ended December 31, 2000 and 1999 respectively and is amortizing them over their expected useful life of two years on a straight line basis. Prior to 1999 the Company's policy was to expense such costs as incurred and to include them with research and development costs.

         DEPRECIATION: It is the policy of the Company to provide depreciation based on estimated useful lives of its equipment and furnishings using the straight-line method. The Company is using five year lives on its display equipment and three to seven year lives on its other equipment and furnishings. Leasehold improvements are being amortized over the terms of the respective leases.

         ACCOUNTING FOR LONG-LIVED ASSETS: The Company generates operating revenues with its long-lived assets and is in the process of building up an acceptable revenue base and related cash flows. Management has and will continue, on a periodic basis, to closely evaluate its equipment to determine potential impairment by comparing its carrying value with the estimated future net undiscounted cash flows expected to ultimately result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. To date, management has determined that no impairment of long-lived assets exists.

         DEFERRED FINANCING COSTS: In connection with the issuance of Senior Secured PIK Notes in 1998 the Company incurred approximately $2,910,000 of financing costs which have been deferred and are being amortized over the five year term of the Notes using the interest method. In connection with the February 2000 repurchase of certain PIK Notes (see Note 2) the Company wrote off $612,000 of the unamortized deferred financing costs against the paid in capital benefit.

         INVESTMENT: During 1999, the Company invested $100,000 in Next Generation Network International, LLC ("NGN International") which was formed for the purpose of researching the development of markets for flat panel screens in several countries outside of the U.S. The Company owns 50% of NGN International and one of the Company's directors controls the remaining 50%. The Company's interest in this entity was reflected in other assets on the balance sheet at December 31, 1999 and the Company's equity in its activity to date is reflected as other expense on the statement of operations. There was no further investment during 2000 and the entire investment has been expensed as of December 31, 2000.

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

         Loss per share has been adjusted for undeclared, cumulative dividends on the Company's Series A cumulative preferred stock which totaled $124,162 for the year ended December 31, 2000 and $247,500 for each of the years ended December 31, 1999 and 1998, and the dividends accrued on the Series B, C and D mandatory redeemable preferred stock of $563,053, $2,624,119, and $2,268,090 for the years ended December 31, 2000, 1999, and 1998, respectively. In addition loss per share in 2000 has been increased for $105,348 of accretion of Series D preferred stock. As described in Note 6, the Company has options and warrants outstanding to purchase shares of common stock, and the Series A and D preferred stock is convertible into common stock. However, because the Company has incurred losses in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments and the methods and assumptions used in estimating their fair value: for cash and cash equivalents, the carrying amount is fair value; for trade accounts receivable and accounts payable, the carrying amounts approximate their fair values due to the short term nature of these instruments; for the fixed rate notes payable the estimated fair value approximates the carrying value based on discounted cash flows using interest rates being offered for similar borrowing; and for mandatory redeemable preferred stock the estimated fair value approximates its liquidation value. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts with the exception of the Series D mandatory redeemable preferred stock whose fair value (liquidation value) and carrying value are reflected on the balance sheet. In addition, the aggregate fair values of the financial instrument would not represent the underlying value of the Company.

         SEGMENTS AND FOREIGN OPERATIONS: The Company believes that it has one operating segment, although certain separate financial information by the Company's market areas is available. That is, the services being provided, the development of the services, the method in which the services are being delivered and the customers the services are being provided to, are similar.

         Revenue from foreign operation was insignificant in 2000 and there was none in 1999 and 1998. Identifiable assets of foreign operations were less than five percent of total consolidated assets at December 31, 2000.

         FOREIGN CURRENCY AND COMPREHENSIVE LOSS: All assets and liabilities of foreign subsidiaries are translated from foreign currencies to U.S. dollars at the period-end rates of exchange, while the statement of operations is translated at the average exchange rates during the period. Accumulated foreign currency exchange adjustments are recorded in stockholders' deficit.

         Comprehensive loss is not separately reported for 2000 since it is not significantly different than reported net loss and for 1999 and 1998 since it is equivalent to the net losses for those years.


NOTE 2. LONG-TERM DEBT:

         On February 18, 1998, the Company issued 45,000 units representing $45 million principal amount of 12% Series A Senior Secured PIK Notes (the "Notes") and warrants to purchase 125,240 shares of common stock (the"Warrants"). The Notes mature on February 1, 2003. On August 19, 1998, all Series A Senior Secured PIK Notes were exchanged for Series B 12% Senior Secured PIK Notes due 2003. Generally, the form and terms of the Series B Notes are the same as the Series A Notes except that they do not bear legends restricting their transfer. Interest on the Notes is payable semiannually in arrears on February 1 and August 1 of each year commencing August 1, 1998. Interest on the Notes is payable either in cash or in additional Notes, at the option of the Company, until August 1, 2000, and thereafter is payable in cash. See Note 9 for amendment to the Series B Note Indenture subsequent to December 31, 2000 creating Series C Notes with modified terms. At the time of issuance, each Warrant entitled the holder to purchase one share of common stock at an exercise price of $0.01 per share, representing in the aggregate approximately 20% of the common stock on a fully diluted basis at the time of issuance. The number of shares purchasable by holders of the Warrants is subject to antidilution adjustments. The Warrants are detachable and are exercisable anytime prior to February 1, 2008. For financial reporting purposes the aforementioned Notes have been recorded net of the value ascribed to the Warrants which is in effect an original issuance discount on the Notes. This discount is being amortized as additional interest expense over the five year term of the Notes using the interest method. The value ascribed to the Warrants was $7.7 million, and was recorded as additional paid-in capital. The Warrant value was determined based on the total estimated potential market capitalization of the Company's common stock, on a fully diluted basis before the Warrant issuance, using an estimated per share value of $7.70 per share and the percentage of such value that the Warrants represent, if exercised. In 2000, 1999 and 1998, the Company issued additional Notes in payment of $5,492,000, $5,853,000 and $2,441,000, respectively, of accrued interest on the aforementioned Notes.

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


         A summary of long-term debt at December 31, 2000 and 1999 is as follows:

                                                                                   2000           1999
                                                                                -----------    -----------
         12% Series B Senior Secured PIK Notes due February 2003 (net of
            $2,415,197 and $5,181,775, respectively, of unamortized discount attributed to warrants issued in connection with PIK
            Notes) (See above)                                                  $38,278,803    $48,112,225
         Noninterest-bearing note payable, discounted at 15%, total of
            $700,000 payable based on certain cash flows, if any, with
            balance due December 2001, secured by equipment repurchased             608,694        529,300
         Noninterest-bearing note payable, discounted at 15%, total of
            $1,500,000 payable August 2003, plus 10% of certain net
            revenues, if any, secured by equipment repurchased                    1,041,993        905,308
         Other debt - capital lease obligations                                       9,683         33,765
                                                                                -----------    -----------
                                                                                 39,939,173     49,580,598

         Less current maturities                                                    618,377         24,949
                                                                                -----------    -----------
                                                                                $39,320,796    $49,555,649
                                                                                ===========    ===========

         The long term debt excluding capital lease obligations and assuming full accretion of related discounts is payable as follows: $700,000 in 2001 and $42,194,000 in 2003.

         Interest expense on an 8% note payable to a shareholder which was repaid in 1998 was approximately $20,000 for the year ended December 31, 1998.

NOTE 3. LEASE COMMITMENTS

         SITE AGREEMENTS: In connection with its network, the Company enters into site agreements that provide for revenue-sharing arrangements (based on a percentage of net advertising revenues) with the operators of the sites in which its screens are located. The Company accrues as monthly site agreement expense the greater of the computed amount based on a percent of revenue or, where applicable, the appropriate portion of an annual minimum.

         At December 31, 2000, in connection with the aforementioned arrangements, the Company was committed to certain minimum site agreement fees of approximately $3,712,000 annually through the year 2005, based on screens installed as of December 31,2000. The Company is highly dependent upon one multistore site agreement and 55 percent of the Company's screens are located in sites covered by this agreement which expires on January 1, 2006, if not renewed.

         Site agreement fees included in network operating expenses in the statements of operations were $4,047,371, $3,465,350 and $2,087,945, for the years ended December 31, 2000, 1999 and 1998 respectively.

         OPERATING LEASES: The Company leases its offices and warehouse facilities under noncancelable operating leases, which require various monthly payments including operating costs. The approximate future minimum lease payments under operating leases at December 31, 2000 are as follows:

       Years ending December 31:
                  2001                            $1,358,000
                  2002                             1,179,000
                  2003                               912,000
                  2004                               812,000
                  2005                               829,000
                  Thereafter                         953,000
                                                  ----------
                                                  $6,043,000
                                                  ==========

         Rent expense amounted to approximately $1,778,000, $1,567,000, and $623,000 for the years ended December 31, 2000, 1999, and 1998 respectively. Letters of credit in the amount of approximately $312,000 are outstanding at December 31, 2000 as security for certain of these leases.


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

The issuance of these shares was accounted for as compensation expense in 1998. These shares were valued at $77 per share, the same value at which such shares were sold to private investors.

         The Company issued 138,140 shares of restricted common stock to two officers in prior years. Such shares are subject to forfeiture in certain circumstances under the January 1, 2000 employment agreements and become unrestricted (vest) December 31, 2006 or upon the occurrence of death, disability, qualifying public offering, certain business combinations, termination without cause and in certain other circumstances.

NOTE 5. COMMON AND PREFERRED STOCK

         COMMON STOCK AUTHORIZED: The Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company to 25,000,000 in November 2000. Through a Stock Purchase Agreement dated January 28, 2000 the Company sold 3,025,017 shares of its common stock at $10 per share.

         PREEMPTIVE RIGHTS: As of December 31, 2000, holders of 10,228,185 shares of Common Stock (including shares issuable upon exercise of outstanding warrants or upon conversion of Preferred Stock), or their transferees, are entitled to certain rights permitting them to maintain their percentage common equity interest in the Company (on a fully diluted basis).

         PREFERRED STOCK: The Company's Board of Directors has authorized 8,500,000 shares of preferred stock for designation and issuance, of which 980,000 shares were not designated as of December 31, 2000.

         DIVIDEND RESTRICTIONS: The Company is restricted from paying dividends under its indenture covering the Series B and C Senior Secured PIK Notes, as well as under its Series A and Series D Preferred Stock.

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

         During 2000, 3,040 shares of the Company's Series A Convertible Exchangeable Preferred stock together with accumulated unpaid dividends thereon were converted into 186,676 shares of Company common stock.

         The Series A preferred stock is redeemable at the option of the Company, if not previously converted into common stock, in whole or in part, at $500 per share, plus accrued and unpaid dividends to the redemption date.

         Dividends of $124,162 for the year ended December 31, 2000 and $247,500 for each of the years ended December 31, 1999 and 1998, were not declared or paid. Dividends in arrears totaled $1,098,900 and $1,980,000 at December 31, 2000 and 1999, respectively. The dividends in arrears are also convertible into common stock at a conversion price of $13.527 per common share.

         SERIES B AND C MANDATORY REDEEMABLE PREFERRED STOCK: Concurrent with and as a condition precedent to the January 28, 2000 common stock sale all of the outstanding shares of the

Company's Series B and C Senior Cumulative Compounding Convertible Redeemable Preferred Stock together with all accrued and unpaid dividends were converted into 2,546,353 shares of Company common stock.

         The Series B and Series C Senior Cumulative Compounding Redeemable Preferred Stock were equal in all respective rights and senior to all other classes of capital stock with respect to dividend and liquidation rights. Dividends accrued at 14.8% on an initial liquidation value of $77 per share and were to be paid quarterly on March 1, June 1, September 1, and December 1. On each dividend payment date, accrued dividends, to the extent unpaid, were compounded upon the stock's liquidation value. For the years ended December 31, 2000, 1999 and 1998, dividends of $209,720, $2,624,119 and $2,268,090 respectively, were accrued relative to those years on the Series B and Series C Preferred Stock but were not paid.

         The Series B and Series C Preferred Stock and all accrued unpaid dividends were convertible, in whole or in part, at the option of the holder into common stock at a conversion price of $7.70 per share (representing 2,519,085 and 2,178,290, shares of common stock at December 31, 1999 and 1998, respectively).

         SERIES D MANDATORY REDEEMABLE PREFERRED STOCK: In November 2000 the Board of Directors created and designated for issuance 7,500,000 shares of $1 par Series D 8% Convertible Participating Preferred Stock. On November 7, 2000, the Company issued 3,550,296 shares of Series D preferred stock to private investors at $8.45 per share. Proceeds upon the issuance of this stock, net of estimated issuance costs of approximately $2.6 million, totaled approximately $27.4 million. In connection with this transaction, a finders fee of $300,000 was paid to a director of the Company by the investment banker. The Series D preferred stock was initially recorded at the value of the net proceeds received and is being accreted up to its mandatory liquidation value by periodic charges to additional paid in capital using the interest method to November 2005.

         The Series D preferred stock is senior to all other classes of capital stock with respect to dividend and liquidation rights. Dividends, which accrue at 8% on an initial liquidation value of $8.45 per share, are to be paid semi annually on June 15 and December 15. Accrued dividends, to the extent unpaid, are compounded annually upon the stock's liquidation value.

         The Series D preferred stock and all accrued unpaid dividends are convertible, in whole or in part, at the option of the holder into common stock at a conversion price of $8.45. The stock is convertible at the option of the Company in the event of a qualifying public offering prior to the mandatory redemption date, which is November 6, 2005.

         If the Company consummates an IPO prior to December 31, 2001 that does not yield at least a 100% annualized return to the Series D holders, the Company has agreed to issue to each Series D holder, warrants to purchase additional shares of preferred stock at $.001 per share such that the holder would yield a 100% return based on the price of the Company's common stock thirty days after the IPO. In addition, if the Company fails to consummate a qualifying IPO prior to December 31, 2001, the Company has agreed to issue warrants to purchase additional shares of preferred stock at $.001 per share such that the effective initial price per share of the preferred stock could be adjusted down to $7.60 per share. The per share liquidation value would not change with the issuance of any additional shares. Management is periodically evaluating the probability of the issuance of the aforementioned contingent warrants. At such a time as the Company believes any such warrants are probable of issuance the value ascribed to such warrants will be accreted to Series D preferred stock by periodic charges to additional paid in capital to November 6, 2005, the mandatory redemption date of the Series D preferred stock. The periodic accretion will be reflected in the computation of earnings or loss per share.

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

NOTE 6. STOCK OPTIONS AND WARRANTS

         The Company has adopted four stock option plans for the purpose of advancing its interests and the interests of its stockholders by strengthening its ability to attract and retain competent employees, to make service on the board of directors more attractive to present and prospective non-employee directors and to provide a means to encourage stock ownership and proprietary interest in us by officers, non-employee directors and valued employees and other individuals upon whose judgment, initiative and efforts affect our financial growth. The plans are currently, and have been since their adoption, administered by the board of directors and the compensation committee of the board.

         The 2000 Stock Incentive Plan, the 1998 Non-Qualified Stock Option Plan, the 1994 Stock Option Plan and the 1993 Stock Option Plan (the Plans) have been amended to provide that all options authorized to be granted under those plans but not yet granted shall be granted under the 2000 Stock Incentive Plan and the number of options authorized to be granted under that plan have been increased accordingly. No new options may be granted under any other plan. The Plans permit the granting of incentive stock options and nonqualified options. A total of 1,924,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted under the Plans.

         Grants under the Plans are accounted for following APB Opinion No. 25 and related interpretations. During 2000, 1999 and 1998, certain compensatory options were forfeited, resulting in the reversal of $26,411, $44,019 and $70,430, respectively, of compensation expense. Had compensation cost for the options been determined using the fair value method required by FASB Statement No. 123, the Company's basic and diluted net loss applicable to common stockholders and net loss per common share on a pro forma basis would have been as follows:

                                                                         Years Ended December 31
                                                         -----------------------------------------------------
                                                              2000                1999              1998
                                                         --------------     --------------     --------------
         Net loss applicable to common stockholders:
              As reported ...........................    $  (38,864,252)    $  (32,866,866)    $  (22,178,567)
              Pro forma .............................       (39,759,206)       (33,234,000)       (22,269,000)
         Basic and diluted net loss per common Share:
              As reported ...........................             (4.74)            (12.34)             (8.33)
              Pro forma .............................             (4.85)            (12.48)             (8.36)

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

risk-free interest rates of 6.45% and 6.50% in 2000 and 1999, respectively; expected lives of 5 years; expected volatility of 10%; and no dividends.


         A summary of stock option activity is as follows:

                                                                                 Weighted -
                                                                                  Average
                                                                  Shares        Exercise Price
                                                                 ------        --------------
         Outstanding at December 31, 1997                          66,060            3.08
            Cancelled                                             (15,000)           3.08
                                                                ---------
         Outstanding at December 31, 1998                          51,060            3.08
            Granted                                               815,000            7.70
            Cancelled                                            (104,250)           7.24
                                                                ---------
         Outstanding at December 31, 1999                         761,810            7.45
            Granted                                               613,480            9.86
            Cancelled                                            (290,750)           8.80
            Exercised                                             (16,060)            .10
                                                                ---------
         Outstanding at December 31, 2000                       1,068,480            8.57
                                                                =========


         The Company believes the exercise price of options granted was greater than or equal to the per share fair value of the Company's common stock as of the date of grant. In 1999 the Company obtained an opinion from an independent investment services organization that the fair value of the Company's stock was less than $7.70 per share.

         The weighted average fair value per option for options granted during 2000 and 1999 was $2.79 and $2.19, respectively, based on the Black-Scholes option pricing model. No options were granted in 1998.

         There were 222,479, 28,810, and 3,506 options exercisable at December 31, 2000, 1999 and 1998 at weighted-average exercise prices of $7.51, $1.16 and $0.97, respectively.

         The following table summarizes additional information about stock options outstanding as of December 31, 2000:

                                                 Weighted Average
                                                     Remaining                  Number of Options
    Range of exercise      Number of Options   Contractual Lives (In              Exercisable at
          prices              Outstanding              Years)                   December 31, 2000
    -----------------      -----------------   ---------------------            -----------------
         $  .10                  5,480                    3.0                            5,480
         $ 7.70                601,000                    7.8                          216,999
         $ 8.45                 57,000                    8.0                               --
         $10.00                405,000                    8.0                               --
                             ---------                                                 -------
                             1,068,480                                                 222,479
                             =========                                                 =======

         WARRANTS: In April 2000, warrants to purchase 31,000 shares of common stock at a price of $7.143 per share were exercised.

         In connection with the Company's issuance of Senior Secured PIK Notes the Company issued warrants to purchase 1,252,400 shares of its common stock at a price of $.01 per share, exercisable at any time prior to February 1, 2008. A value of $7.7 million was ascribed to these warrants (See Note 2). During 2000, warrants to purchase 451,855 shares of common stock at a price of $.01 per share were exercised. Due to antidilution provisions, these warrants allowed the remaining holders to acquire 959,304 shares of common stock as of December 31, 2000.

         In November 2000 the Company issued warrants to purchase 316,000 shares of common stock at a price of $8.45 per share in connection with the issuance of its Series D Preferred Stock. The value ascribed to these warrants using the Black-Scholes option pricing model was $758,400. One third of the warrants are exercisable after November 6, 2001, the second third after November 6, 2002 and the remainder after November 6, 2003. The warrants expire on November 6, 2007.

NOTE 7: INCOME TAXES

         Deferred income tax assets (liabilities) consisted of the following:

                                                              December 31
                                                     -----------------------------
                                                         2000             1999
                                                     ------------     ------------
Deferred tax assets:
   Net operating loss carryforwards                  $ 36,871,000     $ 26,920,000
   Tax credit carryforwards                               166,000          166,000
   Nondeductable compensation                             633,000          530,000
   Allowance for uncollectible accounts and other          81,000           93,000
                                                     ------------     ------------
                                                       37,751,000       27,709,000
Deferred tax liabilities:
   Depreciation and amortization                         (549,000)        (449,000)
                                                     ------------     ------------
Net deferred tax                                       37,202,000       27,260,000
Less valuation allowance                              (37,202,000)     (27,260,000)
                                                     ------------     ------------
                                                     $         --     $         --
                                                     ============     ============


         The Company had valuation allowances of $37,202,000 and $27,260,000 against its deferred tax assets to reduce those assets to amounts that management believes are appropriate at December 31, 2000 and 1999, respectively.

         The Company's income tax expense (benefit) differed from that which would result from applying the statutory federal rate to the Company's net loss as follows:

                                                                 Years ended December 31,
                                                      ---------------------------------------------
                                                           2000             1999            1998
                                                      ------------     ------------     -----------
Statutory rate applied to loss before income taxes    $(12,944,000)    $(10,198,000)    $(6,685,500)
State income tax benefit net of federal tax effect
    and other                                           (2,301,000)      (1,886,000)     (1,136,000)
Permanent differences                                    5,303,000               --              --
Change in deferred tax valuation allowance
    resulting from unused NOLs                           9,942,000       12,084,000       7,821,000
                                                      ------------     ------------     -----------
                                                      $         --     $         --     $        --
                                                      ============     ============     ===========

         The Company has tax net operating loss and tax credit carryforwards which are available to reduce income taxes payable in future years. Future utilization of these loss and credit carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. The Company believes that the issuance of warrants during 1998 (see Note 2) resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1998 (generally those expiring in 2012 and in prior years) may be limited to approximately $1.3 million per year. Equity transactions in 2000 and future years could further limit the utilization of its loss carryforwards. The carryforwards and credits will expire as follows:

                    Operating Loss        Tax Credit
         Year       Carryforwards       Carryforwards
         ----       --------------      -------------
         2005         $   627,000         $     --
         2006           1,532,000               --
         2007           1,536,000               --
         2008           1,400,000               --
         2009           1,442,000          100,000
         2010           2,165,000           15,000
         2011           1,959,000           24,000
         2012           6,364,000           27,000
         2018          20,172,000               --
         2019          30,105,000               --
         2020          25,192,000               --
                      -----------         --------
                      $92,494,000         $166,000
                      ===========         ========



NOTE 8. ACCRUED EXPENSES

       The components of accrued expenses are as follows:

                                             December 31,
                                     -----------------------------
                                        2000               1999
                                     ----------         ----------
         Site agreement fees         $2,105,467         $1,382,091
         Interest                     2,341,090          2,664,945
         Compensation                   647,031            561,032
         Legal fees                      94,052            167,000
         Other                          556,334             73,569
                                     ----------         ----------
                                     $5,743,974         $4,848,637
                                     ==========         ==========


NOTE 9. EVENTS SUBSEQUENT TO DECEMBER 31, 2000

         Amendment to Senior Secured PIK Notes. On January 31, 2001, the Company amended the Indenture related to the 12% Series B Senior Secured PIK Notes due 2003, (the "Series B Notes") as the result of a consent solicitation. The amendment to the Indenture created 14% Series C Senior Secured PIK Notes due 2003, (the "Series C Notes"). The Series C Notes are identical to the Series B Notes except as follows: the optional redemption price premium was extended until January 31, 2003; the period during which the Company may pay interest on the Series C Notes in the form of additional notes was extended until the maturity date of February 1, 2003; and the interest rate on the Series C Notes was increased from 12% to 14% for interest payments made after August 1, 2000. Noteholders holding $36,662,000 of Series B Notes at December 31, 2000 consented to the amendment and now hold Series C Notes. A total of $4,032,000 of Series B Notes remain outstanding.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                 NEXT GENERATION NETWORK, INC.


Date:  March 29, 2001                            By:  /s/ Thomas M. Pugliese
                                                      --------------------------
                                                      Thomas M. Pugliese
                                                      Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                                  Capacity(ies)                         Date
        ----                                  -------------                         ----

/s/ GERARD P. JOYCE                 Chairman and Director                       March 29, 2001
-----------------------------
Gerard P. Joyce


/s/ THOMAS M. PUGLIESE              Chief Executive Officer, Secretary          March 29, 2001
-----------------------------       and Director(Principal Executive
Thomas M. Pugliese                  Officer)


/s/ MICHAEL R. ROBINSON             Chief Financial Officer                     March 29, 2001
-----------------------------       (Principal Financial and Accounting
Michael R. Robinson                 Officer)


/s/ THOMAS J. DAVIS                 Director                                    March 29, 2001
-----------------------------
Thomas J. Davis


/s/ Ari Bousbib                     Director                                    March 29, 2001
-----------------------------
Ari Bousbib


/s/ MICHAEL J. MAROCCO              Director                                    March 29, 2001
-----------------------------
Michael J. Marocco


/s/ SUSAN MOLINARI                  Director                                    March 29, 2001
-----------------------------
Susan Molinari


/s/ ROLAND RIBOTTI                  Director                                    March 29, 2001
-----------------------------
Roland Ribotti


/s/ ANTHONY BONACCI                 Director                                    March 29, 2001
-----------------------------
Anthony Bonacci


                                    Director                                    March 29, 2001
-----------------------------
Alejandro Zubillaga


/s/ DAVID PECKER                    Director                                    March 29, 2001
-----------------------------
David Pecker


/s/ J. WILLIAM GRIMES               Director                                    March 29, 2001
-----------------------------
J. William Grimes