Form 10QSB
period 2001-03-31
NEXT GENERATION NETWORK INC
filed 2001-05-14
CIK 1046442

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  COMMISSION FILE NUMBER:
         MARCH 31, 2001                                 333-49279

                          NEXT GENERATION NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                     41-1670450
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                      11010 PRAIRIE LAKES DRIVE, SUITE 300
                          MINNEAPOLIS, MINNESOTA 55344
                    (Address of principal executive offices)

                                  (952) 944-7944
                           (Issuer's telephone number)

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

       Number of shares of Common Stock outstanding as of May 3, 2001: 8,919,641

       Transitional Small Business Disclosure Format  (Check one):

                             Yes            No   X
                                  -----        -----




================================================================================

                          NEXT GENERATION NETWORK, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----
Part I.   Financial Information

     Item 1. Financial Statements.

        Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 .................    3

        Consolidated Statements of Operations for the Three Months Ended
          March 31, 2001 and 2000...............................................................    4

        Consolidated Statement of Stockholders' Equity for the Three Months
          Ended  March 31, 2001.................................................................    5

        Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2001 and 2000.........................................................    6

        Notes to Consolidated Financial Statements .............................................    7-8

     Item 2. Management's Discussion and Analysis or Plan of Operations ........................    9-13

Part II.  Other Information.

     Item 2.   Changes in Securities ...........................................................    13

     Item 4.   Submission of Matters to a Vote of Security Holders .............................    14

     Item 6.   Exhibits and Reports on Form 8K .................................................    14

                                     Part I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          NEXT GENERATION NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2001              2000
                                                                               -------------    --------------
ASSETS
              Current Assets:
                       Cash and cash equivalents                               $   9,237,880    $  19,619,410
                       Accounts receivable, net                                      619,506        1,014,270
                       Other current assets (Note 4)                               1,548,512        1,594,814
                                                                               -------------    -------------

                       Total current assets                                       11,405,898       22,228,494
                                                                               -------------    -------------

              Property and Equipment, net                                         16,985,326       16,713,918
              Deferred Financing Costs, net                                          833,193          943,430
              Other Assets                                                           120,096          270,902
                                                                               -------------    -------------

                                                                               $  29,344,513    $  40,156,744
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
              Current Liabilities:
                       Current maturities of long-term debt                    $     634,380    $     618,377
                       Accounts payable                                            1,217,265        1,718,529
                       Accrued expenses  (Note 3)                                  3,421,780        5,743,974
                                                                               -------------    -------------

                       Total current liabilities                                   5,273,425        8,080,880
                                                                               -------------    -------------

              Long-term Debt (Note 2)                                             42,209,144       39,320,796
                                                                               -------------    -------------
              Mandatory Redeemable Preferred Stock
              8% Series D, voting; authorized 7,500,000 shares
                  issued and outstanding 3,550,296 shares being accreted
                  to liquidation value plus accrued dividends
                  (aggregate liquidation value $30,953,333 and $30,353,333,
                  respectively)                                                   27,868,712       27,110,222
                                                                               -------------    -------------

              Stockholders' Deficit  (Note 5)
              8.25% Series A cumulative preferred stock,
                   nonvoting; authorized 20,000 shares; issued and
                   outstanding 2,960 shares, stated, at liquidation value,
                   excluding cumulative unpaid dividends
                   of $1,098,900                                                   1,480,000        1,480,000
              Common stock, $0.01 par value; authorized 25,000,000
                   shares; issued and outstanding 8,919,641 shares                    89,196           89,196
              Additional paid-in capital                                          70,078,745       70,837,235
              Accumulated deficit                                               (117,591,552)    (106,727,465)
              Foreign currency exchange                                              (63,157)         (34,120)
                                                                               -------------    -------------
                                                                                 (46,006,768)     (34,355,154)
                                                                               =============    =============
                                                                               $  29,344,513    $  40,156,744
                                                                               =============    =============


See notes to condensed consolidated financial statements.

                          NEXT GENERATION NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------
Revenues:
         Advertising revenue (Note 4)                 $   1,100,817   $   2,329,268
         Less agency commissions                            (20,913)        (46,653)
                                                       ------------    ------------

         Net advertising revenue                          1,079,904       2,282,615
         Network operating revenue                             --               210
                                                       ------------    ------------
                     Total revenues                       1,079,904       2,282,825
                                                       ------------    ------------

Costs and expenses:
         Network operating expenses                       2,396,626       2,130,680
         Selling expenses                                 2,685,123       2,933,899
         General and administrative expenses              2,957,511       1,960,939
         Corporate overhead                                 826,915         928,806
         Depreciation and amortization                    1,364,586         918,632
                                                       ------------    ------------
                     Total costs and expenses            10,230,761       8,872,956
                                                       ------------    ------------
         Operating loss                                  (9,150,857)     (6,590,131)

Non operating income (expense):
         Interest expense                                (1,923,135)     (1,977,894)
         Interest income                                    210,731         226,884
         Other expense                                         (826)        (70,220)
                                                       ------------    ------------

Net loss                                                (10,864,087)     (8,411,361)
Preferred stock dividends                                   758,490         209,720
                                                       ------------    ------------
Net loss applicable to common stockholders            $ (11,622,577)  $  (8,621,081)
                                                       ------------    ------------
Basic and diluted net loss per common share           $       (1.30)  $       (1.33)
                                                       ============    ============
Weighted average number of common shares outstanding      8,919,641       6,492,269
                                                       ============    ============





See notes to condensed  consolidated financial statements.

                 NEXT GENERATION NETWORK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                  Series A                            Additional                   Foreign
                                 Cumulative                            Paid In     Accumulated     Currency
                               Preferred Stock       Common Stock      Capital       Deficit       Exchange       Total
                               ---------------       ------------      -------       -------       --------       -----
                             Shares     Amount     Shares    Amount
                             ------     ------     ------    ------
Balance, December 31, 2000     2,960  $1,480,000  8,919,641  $89,196  $70,837,235 $(106,727,465)   $(34,120)   $(34,355,154)
Accrued dividends on
  Mandatory redeemable
  Preferred stock                  -           -          -        -    (600, 000)            -           -        (600,000)
Accretion of Series D
  preferred stock to
  liquidation
  value (Note 5)                   -           -          -        -     (158,490)            -           -        (158,490)
Foreign currency exchange          -           -          -        -            -             -     (29,037)        (29,037)
Net loss                           -           -          -        -            -   (10,864,087)          -     (10,864,087)
                               --------------------------------------------------------------------------------------------
Balance, March 31, 2001        2,960  $1,480,000  8,919,641  $89,196  $70,078,745 $(117,591,552)   $(63,157)   $(46,006,768)
                               =====  ==========  =========  =======  =========== ==============   =========   ============




See notes to condensed financial statements.

                         NEXT GENERATION NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             ----------------------------
                                                                                2001             2000
                                                                             ------------    ------------
OPERATING ACTIVITIES:
           Net Loss                                                          $(10,864,087)   $ (8,411,361)
           Adjustments to reconcile net loss to net cash used in
                    operating activities:
                    Accretion of long term debt discounts                         349,175         392,958
                    Non cash interest on PIK Notes                              1,216,910       1,453,304
                    Amortization of deferred financing costs                      110,237         126,684
                    Depreciation and amortization                               1,364,586         918,632
                    Compensation element of stock options forfeited                   ---         (26,411)
                    Other                                                             ---          70,220
           Changes in assets and liabilities:
                    Receivables                                                   399,981        (338,276)
                    Other current assets                                           46,302          11,333
                    Accounts payable                                             (501,264)       (838,886)
                    Accrued expenses                                             (977,105)       (475,362)
                                                                             ------------    ------------

                    Net Cash Used In Operating Activities                      (8,855,265)     (7,117,165)
                                                                             ------------    ------------

INVESTING ACTIVITIES:
           Purchase of equipment and furnishings                               (1,633,337)     (2,163,265)
           Deposits and other assets                                              142,933         (12,833)
           Proceeds from sale of equipment                                            ---           1,950
                                                                             ------------    ------------

                    Net Cash Used in Investing Activities                      (1,490,404)     (2,174,148)
                                                                             ------------    ------------

FINANCING ACTIVITIES:

           Proceeds from common stock sales and option exercise                       ---      29,785,311
           PIK Note redemption                                                        ---      (2,927,579)
           Deferred financing costs                                                   ---         (44,125)
           Principal payments on long-term debt and capital leases                 (6,824)         (3,899)
                                                                             ------------    ------------

                    Net Cash Provided by (Used in) Financing Activities            (6,824)     26,809,708
                                                                             ------------    ------------

FOREIGN CURRENCY EXCHANGE                                                         (29,037)            ---
                                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents                          (10,381,530)     17,518,395
Cash and cash equivalents
           Beginning                                                           19,619,410         403,435
                                                                             ------------    ------------
           Ending                                                            $  9,237,880    $ 17,921,830
                                                                             ============    ============

Supplemental Cash Flow Information
           Cash payments for interest                                        $    246,774    $      4,916
           Non cash activities:
              Increase in mandatory redeemable preferred stock and
               decrease in paid-in capital from accrued dividends
               and accretion                                                      758,490         209,720
             Accrued interest converted to long term debt                       2,562,000       3,194,000
             Increase in long term debt resulting from interest accretion         349,175         392,958
             Exchange of preferred stock for common stock                             ---      20,986,670
             Additional paid in capital resulting from PIK Note redemption            ---      13,125,421


See notes to condensed consolidated financial statements.

                          NEXT GENERATION NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  Basis of Presentation

     The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations, condensed consolidated statement of changes in stockholders' deficit, and condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. In addition comprehensive loss is not separately reported since it is not significantly different than the reported net loss for the periods ended March 31, 2001 and 2000.

     In accordance with the requirements of Form 10-QSB, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the reader of this Form 10-QSB should refer to the Company's Form 10-KSB for the year ended December 31, 2000 for further information.


Note 2. Long Term Debt

       Long-term debt: A summary of the Company's long-term debt is as follows:

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                             2001             2000
                                                                                      ------------------------------------

         12% and 14% Senior Secured PIK Notes ("PIK Notes") due February 2003
            (net of $2,125,834 and $2,415,197 of unamortized discount
            attributed to warrants issued in connection with PIK Notes)                     $41,130,166      $38,278,803
         Noninterestbearing note payable, discounted at 15%, total of
            $700,000 payable based on certain cash flows, if any, with
            balance due December 2001, secured by equipment                                     631,521          608,694
         Noninterestbearing note payable, discounted at 15%, total of
            $1,500,000 payable August 2003, plus 10% of certain net
            revenues, if any, secured by equipment                                            1,078,978        1,041,993
         Other debt - capital lease obligations                                                   2,859            9,683
                                                                                      ------------------------------------


                                                                                             42,843,524       39,939,173
         Less current maturities                                                                634,380          618,377
                                                                                      ------------------------------------

                                                                                            $42,209,144      $39,320,796
                                                                                      ====================================


         Amendment to Senior Secured PIK Notes. On January 31, 2001, the Company amended the Indenture related to the 12% Series B Senior Secured PIK Notes due 2003, (the "Series B Notes") as the result of a consent solicitation. The amendment to the Indenture created 14% Series C Senior Secured PIK Notes due 2003 (the "Series C Notes"). The Series C Notes are identical to the Series B Notes except as follows: the optional redemption price premium was extended until January 31, 2003; the period during which the Company may pay interest on the Series C Notes in the form of additional notes was extended until the maturity date of February 1, 2003; and the interest rate on the Series C Notes was increased from 12% to 14% for interest payments made after August 1, 2000. Noteholders holding $36,662,000 of Series B Notes at

December 31, 2000 consented to the amendment and now hold Series C Notes. A total of $4,032,000 of Series B Notes remain outstanding.

         In February 2001 the Company issued additional notes in payment of $2,562,000 of accrued interest on the aforementioned PIK Notes.

         The long term debt excluding capital lease obligations and assuming full accretion of the related discounts is payable as follows: $700,000 in 2001 and $44,756,000 in 2003.


Note 3. Accrued Expenses

       The components of accrued expenses are as follows:

                                March 31,        December 31,
                                  2001              2000
                                -----------------------------
         Site agreement fees    $1,336,575       $2,105,467
         Interest                  996,000        2,341,090
         Compensation              373,899          647,031
         Other                     715,306          650,386
                                -----------------------------
                                $3,421,780       $5,743,974
                                -----------------------------


Note 4.  Barter Transactions

         Barter revenues were $229,104 and $8,974 for the three months ended March 31, 2001 and 2000, respectively. Barter credits of $1,394,737 and $1,397,555 are included in other current assets as of March 31, 2001 and December 31, 2000, respectively.

Note 5.  Contingent Warrant Issuance

         On November 7, 2000, the Company issued 3,550,296 shares of 8% Series D preferred stock to a private investor at $8.45 per share, which is also the redemption value. If the Company consummates an IPO prior to December 31, 2001 that does not yield at least a 100% annualized return to the Series D holders, the Company has agreed to issue to each Series D holder, warrants to purchase additional shares of preferred stock at $.001 per share such that the holder would yield a 100% return based on the price of the Company's common stock thirty days after the IPO. In addition, if the Company fails to consummate a qualifying IPO prior to December 31, 2001, the Company has agreed to issue warrants to purchase additional shares of preferred stock at $.001 per share such that the effective initial price per share of the preferred stock could be adjusted down to $7.60 per share. The per share liquidation value would not change with the issuance of any additional shares. Management is periodically evaluating the probability of the issuance of the aforementioned contingent warrants during 2001. At such a time as the Company believes any such warrants are probable of issuance the value ascribed to such warrants will be accreted to Series D preferred stock by periodic charges to additional paid in capital to November 6, 2005, the mandatory redemption date of the Series D preferred stock. The periodic accretion will be reflected in the computation of earnings or loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS


         The forward-looking statements in this report involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the Company's ability to secure additional financing; advertising rates; the ability to secure advertising contracts; the ability to secure new sites; the loss of key existing site agreements; changes in the political and regulatory climate; out-of-home advertising industry trends; competition; changes in business strategy or development plans; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report. Many of these factors have been previously identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission on Form 10-KSB.


         The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.





GENERAL





         We are a leader in the emerging digital out-of-home media industry. We are currently implementing a rapid build out of the world's largest network of digital video advertising displays. Since our inception, we have developed our proprietary technology platform to deliver digital advertising and other media across our growing network of flat panel screens in the U.S. and internationally.


         We have organized our network rollout strategy on a market by market basis, concentrating on major U.S. advertising markets. As of March 31, 2001, we have installed screens in 6,894 sites. The historic build out of our network is illustrated in the following table.


                         INSTALLED NGN SCREEN LOCATIONS

   DMA                                  DEC 31, 1999    MARCH 31, 2000    DEC 31, 2000   MARCH 31, 2001
   RANK              MARKET             ------------    --------------    ------------   --------------
   ----              ------
  1         New York                     1,317            1,482             1,814          1,744
  2         Los Angeles                    578              596               614            628
  3         Chicago                        172              218               281            287
  4         Philadelphia                   307              327               391            564
  5         San Francisco                  245              300               380            381
  6         Boston                         241              259               297            289
  7         Dallas                         306              320               364            363
  8         Washington DC                  519              517               521            524
  12        Seattle                          -                -               161            163
  14        Tampa                          165              168               170            170
  16        Miami                          117              130               146            145
  18        Denver                           -                -               156            160
  20        Sacramento                      64               67                70             71
  22        Orlando                        257              259               253            256
  24        Baltimore                      204              201               210            148
  26        San Diego                      157              162               165            163
  40        Norfolk                        237              238               239            237
  44        West Palm Beach                 67               72                97             96

  60        Austin                           -                -                38             41
  61        Richmond                         -                -                54             74
  83        Ft. Myers                       54               55                57             57
            Sydney, Australia                                                  95            129
            Paris, France                                                      80            144
            Other                           24               28                39             60
                                            --               --                --             --

            TOTAL SITES                  5,031            5,399             6,692          6,894
                                         =====            =====             =====          =====






         Our current geographic expansion is primarily focused on the 11 largest U.S. markets, with the intention of having a significant presence in the 25 largest U.S. markets by 2003.


         We generate revenues principally through the sale of advertising on our network. Our screens present repeating sequences, or loops, of advertising and programming. As currently configured, the loops consist of eight 15-second advertising slots and eight 10-second programming slots, which currently provide our network with more than 55,000 advertising slots available for sale on a daily basis. We charge a fixed daily rate for advertising slots which averages approximately between $3.00 and $4.00. Advertising rates are based upon the availability of space on the network for the desired location, the size and demographic makeup of the market served by the screens and the availability of alternative advertising media in the area. Most advertising contracts are short-term, typically for periods of one to three months, and are with local, regional and national advertisers. As the number and geographic diversity of our sites increases, we believe we will be able to attract more national advertisers to our network, thereby increasing the contribution of national advertising revenue to our total advertising revenue in the future.

         We recognize advertising revenues at the time the advertisement appears on our network. We bill advertisers monthly for contracts that exceed one month in length and on the first day of the month during which the advertisement appears on our network for contracts for shorter periods. When advertising agencies are involved, they deduct a commission, which typically is 15% of gross revenue, and remit only the net amount to us.

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

         Network operating expenses are costs associated with the daily operation, maintenance and depreciation of our screens as well as the site agreement fees paid to site owners. Most network operating expenses generally increase proportionally with the number of installed sites. On a site by site basis, telecommunications and maintenance costs remain relatively fixed, averaging approximately $55 to $65 per month. Accordingly, we expect that these telecommunications and maintenance expenses as a percentage of advertising revenues will decrease as our advertising revenues increase. In addition, site agreements generally provide the site operator with a percentage of the advertising revenues (typically 10% per site) derived from the screens at the particular site. Some site agreements provide for a minimum annual site fee. Based on the number of screens installed on March 31, 2001, we are committed to minimum site agreement fees of approximately $3.8 million annually through 2005. We incur network operating expenses in connection with our screens prior to generating revenues from the sites.

        Selling expenses include all costs associated with operating our sales offices. The majority of these expenses are related to compensation and related benefits for sales personnel. We pay our sales personnel fixed salaries and sales commissions. During the first quarter of 2001 and 2000, the commission portion of the compensation was 10.2% and 14.7% of net revenues, respectively.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

          Total Revenues. Total revenues decreased to approximately $1.1 million for the three months ended March 31, 2001, from approximately $2.3 million for the three months ended March 31, 2000, or 52.7%. The decrease was attributable to decreased occupancy levels of advertising slots sold which we believe to be the result of the transition from primarily local sales to concentration on regional and national accounts as well as effects of the slowing economy and acute softness in the advertising market in general. We estimate that the sales cycle to close many of these regional and national accounts may reach 12 to 18 months from the initial presentation.

         Network operating expenses. Network operating expenses increased to approximately $2.4 million for the three months ended March 31, 2001, from approximately $2.1 million for the three months ended March 31, 2000, or 12.5%. Major components of network operating expenses for the respective periods were:




                                          Three Months ended March 31,
                                          ----------------------------

                                          2001                  2000
                                          ----                  ----

Site agreement expense                  $997,000             $1,068,000
Telecommunications expense             1,036,000                787,000
Maintenance expense                      363,000                275,000


         The increase in telecommunications and maintenance expense was due primarily to the increase in the average number of installed sites, which increased 30.3% from 2000 to 2001. The decrease in site agreement expense was due to the reduction in sales revenues in 2001 compared to 2000.

         Selling expenses. Selling expenses decreased to approximately $2.7 million for the three months ended March 31, 2001, from approximately $2.9 million for the three months ended March 31, 2000, or 8.5%. The decrease resulted primarily from lower compensation costs due to a reduction of sales office staff (average 2001 headcount of 80 compared to 2000 average of 95) and lower commissions due to decreased sales.

         General and administrative expenses. General and administrative expenses increased to approximately $3.0 million for the three months ended March 31, 2001, from approximately $2.0 million for the three months ended March 31, 2000, or 50.8%. The increase was primarily attributable to increased advertising, sales promotion and trade show expense, which increased to approximately $716,000 in 2001 compared to approximately $55,000 in 2000. Employee compensation and related costs, the largest component of general and administrative expense, increased to $1.4 million in 2001 compared to $1.2 million in 2000. Research and development costs increased slightly to $46,000 in 2001 compared to $41,000 in 2000. We capitalized $17,000 of software costs developed or obtained for internal use during the first quarter of 2001 compared to $110,000 in the comparable 2000 period.

         Corporate overhead. Corporate overhead decreased to approximately $827,000 for the three months ended March 31, 2001, from approximately $929,000 for the three months ended March 31, 2000, or 11.0%. This decrease was primarily due to a reduction in legal, accounting, and other professional fees, offset by an increase in compensation and related costs.

         Depreciation and amortization. Depreciation and amortization increased to approximately $1.4 million for the three months ended March 31, 2001, from approximately $919,000 for the three months ended March 31, 2000, or 48.5%. Depreciation expense relating to our flat panel screens was $1.0 million in 2001 compared to $711,000 in 2000.

         Operating loss. As a result of the above factors, operating loss increased to approximately $9.2 million for the three months ended March 31, 2001, from approximately $6.6 million for the three months ended March 31, 2000, or 38.9%.

         Net interest expense. Net interest expense decreased to approximately $1.7 million for the three months ended March 31, 2001, from approximately $1.8 million for the three months ended March 31, 2000, or 2.2%. The decrease was primarily attributable to the repurchase of $18.1 million face amount of PIK notes in February 2000 resulting in a reduction of average borrowings for the period.

         Net loss. As a result of the above factors, the net loss attributable to common stockholders increased to approximately $11.6 million for the three months ended March 31, 2001, from approximately $8.6 million for the three months ended March 31, 2000, or 34.8%.

          The Company expects to incur additional costs to install additional flat panel screens and for operating costs to expand. As a result, the Company expects its expenses to continue to exceed its revenues and to incur a net loss for 2001. The Company expects to continue to operate at a net loss for the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES


         Through March 31, 2001, our primary source of liquidity has been proceeds from the sale of equity and debt securities.


         As of March 31, 2001, total cash and cash equivalents were $9.2 million compared to $19.6 million as of December 31, 2000. The decrease in cash was a result of $8.9 million of cash used in operating activities (due primarily to the loss from operations) and $1.5 million of cash used in investing activities (primarily for capital expenditures related to the expansion of our network).

         Interest on the Series C Notes is payable either in cash or additional senior secured notes, at our option, until the maturity date of February 1, 2003. We expect to pay interest on the Series C Notes by issuing additional senior secured notes. Our semi-annual cash interest requirements on the Series B Notes will be $242,000 until the notes mature on February 1, 2003.

         Our primary uses of cash are capital expenditures for flat panel screens and for our working capital requirements. We anticipate capital expenditures of approximately $20 million related to the purchase and installation of our flat panel screens over the next two years. To the extent we are successful at securing more sites than anticipated, our capital expenditures and working capital requirements could be significantly larger than anticipated. Our cash flow is dependent on our ability to increase advertising revenues and is subject to financial, economic and other factors, some of which are beyond our control. We will need to raise additional capital during the second half of 2001 to satisfy our obligations and to attain our current business plan. We may also need to reduce operating and capital expenditures. We cannot assure you that the additional funds will be available, or if available, will be available on terms acceptable to us.

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

MARKET RISK AND IMPACT OF INFLATION

         We do not believe we have any significant risk related to interest rate fluctuations since we have only fixed rate debt. We believe that inflation has not had a material impact on our results of operations for the quarters ended March 31, 2001 and 2000. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.


PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities

         Amendment to Senior Secured PIK Notes. On January 31, 2001, the Company amended the Indenture related to the Series B Notes as the result of a consent solicitation. The amendment to the Indenture created the Series C Notes. The Series C Notes are identical to the Series B Notes except as follows: the optional redemption price premium was extended until January 31, 2003; the period during which the Company may pay interest on the Series C Notes in the form of additional notes was extended until the maturity date of February 1, 2003; and the interest rate on the Series C Notes was increased from 12% to 14% for interest payments made after August 1, 2000. Noteholders holding $36,662,000 of Series B Notes at December 31, 2000 consented to the amendment and now hold Series C Notes. A total of $4,032,000 of Series B Notes remain outstanding.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         See Item 4 of the Company's Annual Report on Form 10-KSB, which is incorporated herein by reference, for a discussion of the solicitation of consents from the holders of the Senior Secured PIK Notes.


ITEM 6. Exhibits and Reports on Form 8-K:


         a)  Exhibits
         None



         b)  Reports on Form 8-K
         None











                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.


                               NEXT GENERATION NETWORK, INC.


Date:  May 12, 2001            By:      /s/  Thomas M. Pugliese
                                  ------------------------------------------
                                  Thomas M. Pugliese
                                  Chief Executive Officer



Date:  May 12, 2001            By:     /s/  Michael R. Robinson
                                  ------------------------------------------
                                  Michael R. Robinson
                                  Chief Financial Officer
                                  (principal financial and accounting officer)