Form 10-Q
period 2001-06-30
NEXT GENERATION NETWORK INC
filed 2001-08-14
CIK 1046442

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB
                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                        COMMISSION FILE NUMBER:
         JUNE 30, 2001                                       333-49279

                          NEXT GENERATION NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                 41-1670450
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

         Number of shares of Common Stock outstanding as of August 10, 2001:
         8,919,641

         Transitional Small Business Disclosure Format  (Check one):

                               Yes         No   X
                                  -------    -------

                          NEXT GENERATION NETWORK, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


Part I.   Financial Information                                                                               Page
                                                                                                              ----
     Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000 .........................          3

        Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000          4

        Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2001 .........          5

        Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 .........          6

        Notes to Consolidated Financial Statements ....................................................        7-9

     Item 2. Management's Discussion and Analysis or Plan of Operations ...............................       9-15

Part II.  Other Information

     Item 6. Exhibits an Reports on Form 8-K ..........................................................         16

                                     Part I
                              FINANCIAL INFORMATION

ITEM    1.    FINANCIAL STATEMENTS

                          NEXT GENERATION NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                   JUNE 30, 2001       DECEMBER 31, 2000
ASSETS
             Current Assets:
                         Cash and cash equivalents                                 $   2,916,467         $  19,619,410
                         Accounts receivable, net                                        538,216             1,014,270
                         Other current assets (Note 4)                                   977,694             1,594,814
                                                                                   -------------         -------------

                         Total current assets                                          4,432,377            22,228,494
                                                                                   -------------         -------------

             Property and Equipment, net                                              16,074,032            16,713,918
             Deferred Financing Costs, net                                               722,382               943,430
             Other Assets                                                                 95,736               270,902
                                                                                   -------------         -------------

                                                                                   $  21,324,527         $  40,156,744
                                                                                   =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
             Current Liabilities:
                         Current maturities of long-term debt                      $     655,509         $     618,377
                         Accounts payable                                              1,003,674             1,718,529
                         Accrued expenses  (Note 3)                                    6,050,251             5,743,974
                                                                                   -------------         -------------

                         Total current liabilities                                     7,709,434             8,080,880
                                                                                   -------------         -------------


             Long-term Debt (Note 2)                                                  42,535,567            39,320,796
                                                                                   -------------         -------------

             Mandatory Redeemable Preferred Stock
             8% Series D, voting; authorized 7,500,000 shares
                 issued and outstanding 3,550,296 shares being accreted to
                 liquidation value plus accrued dividends (aggregate
                 liquidation value $31,553,333 and $30,353,333,
                 respectively)                                                        28,627,202            27,110,222
                                                                                   -------------         -------------

             Stockholders' Deficit  (Note 5)
             8.25% Series A cumulative preferred stock,
                  nonvoting; authorized 20,000 shares; issued and outstanding
                  2,960 shares, stated at liquidation value, excluding
                  cumulative unpaid dividends
                  of $1,159,950 and $1,098,900, respectively                           1,480,000             1,480,000
             Common stock, $0.01 par value; authorized 25,000,000
                 shares; issued and outstanding 8,919,641 shares                          89,196                89,196
             Additional paid-in capital                                               69,320,254            70,837,235
             Accumulated deficit                                                    (128,359,068)         (106,727,465)
             Foreign currency exchange                                                   (78,058)              (34,120)
                                                                                   -------------         -------------
                                                                                     (57,547,676)          (34,355,154)
                                                                                   -------------         -------------
                                                                                   $  21,324,527         $  40,156,744
                                                                                   =============         =============


See notes to condensed consolidated financial statements.

                          NEXT GENERATION NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                 JUNE 30,                                   JUNE 30,
                                                                 --------                                   --------
                                                         2001                 2000                 2001                 2000
                                                         ----                 ----                 ----                 ----
Revenues:
         Advertising revenue (Note 4)               $    975,001         $  2,618,364         $  2,075,818         $  4,947,632
         Less agency commissions                         (24,750)             (27,046)             (45,663)             (73,698)
                                                    ------------         ------------         ------------         ------------

         Net advertising revenue                         950,251            2,591,318            2,030,155            4,873,934
         Equipment sales                                 254,830                   --              254,830                   --
         Network operating revenue                        14,500                  210               14,500                  420
                                                    ------------         ------------         ------------         ------------
                         Total revenues                1,219,581            2,591,528            2,299,485            4,874,354
                                                    ------------         ------------         ------------         ------------

Costs and expenses:
         Network operating expenses                    2,375,933            2,155,819            4,772,559            4,286,499
         Selling expenses                              2,529,851            3,179,180            5,214,974            6,307,579
         General and administrative expenses           2,854,853            2,548,957            5,812,364            4,315,397
         Corporate overhead                              680,660              876,400            1,507,575            1,805,208
         Depreciation and amortization                 1,427,091            1,029,685            2,791,677            1,948,316
         Cost of equipment sales                         239,508                   --              239,508                   --
                                                    ------------         ------------         ------------         ------------
                                                      10,107,896            9,790,041           20,338,657           18,662,999
                                                    ------------         ------------         ------------         ------------

         Operating loss                               (8,888,315)          (7,198,513)         (18,039,172)         (13,788,645)

Non operating income (expense):
         Interest expense                             (1,955,676)          (1,576,453)          (3,878,811)          (3,554,346)
         Interest income                                  75,540              207,880              286,271              434,764
         Other income (expense)                              936              (14,824)                 109              (85,044)
                                                    ------------         ------------         ------------         ------------

Net loss                                             (10,767,515)          (8,581,910)         (21,631,603)         (16,993,271)
Preferred stock dividends                                819,540               63,112            1,578,031              272,832
                                                    ------------         ------------         ------------         ------------
Net loss applicable to common stockholders          $(11,587,055)        $ (8,645,022)        $(23,209,634)        $(17,266,103)
                                                    ------------         ------------         ------------         ------------
Basic and diluted net loss per common share         $      (1.30)        $      (1.01)        $      (2.60)        $      (2.29)
                                                    ------------         ------------         ------------         ------------
Weighted average number of common shares
        outstanding                                    8,919,641            8,562,076            8,919,641            7,527,172
                                                    ============         ============         ============         ============


See notes to condensed consolidated financial statements.

                 NEXT GENERATION NETWORK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                  Series A                               Additional                      Foreign
                                 Cumulative                                Paid-In      Accumulated      Currency
                              Preferred Stock        Common Stock          Capital         Deficit       Exchange        Total
                              ---------------        ------------          -------         -------       --------        -----
                            Shares     Amount      Shares      Amount
                            ------     ------      ------      ------
Balance, December 31, 2000   2,960   $1,480,000   8,919,641   $89,196   $ 70,837,235    $(106,727,465)   $(34,120)   $(34,355,154)
Accrued dividends on
  Mandatory redeemable
  Preferred stock               --           --          --        --     (1,200,000)              --          --      (1,200,000)
Accretion of Series D           --           --          --        --       (316,981)              --          --        (316,981)
  preferred stock to
  liquidation
  value (Note 5)
Foreign currency exchange       --           --          --        --             --               --     (43,938)        (43,938)
Net loss                        --           --          --        --             --      (21,631,603)         --     (21,631,603)
                             -----   ----------   ---------   -------   ------------    -------------    --------    ------------
Balance, June 30, 2001       2,960   $1,480,000   8,919,641   $89,196   $ 69,320,254    $(128,359,068)   $(78,058)   $(57,547,676)
                             =====   ==========   =========   =======   ============    =============    ========    ============

See notes to condensed consolidated financial statements.

                          NEXT GENERATION NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                                  --------
                                                                                         2001                 2000
                                                                                         ----                 ----
OPERATING ACTIVITIES:
         Net Loss                                                                    $(21,631,603)        $(16,993,271)
         Adjustments to reconcile net loss to net cash used in
                          operating activities:
                          Accretion of long term debt discounts                           698,423              715,422
                          Non cash interest on PIK Notes                                2,710,910            2,605,367
                          Amortization of deferred financing costs                        221,048              227,598
                          Depreciation and amortization                                 2,791,677            1,948,316
                          Compensation element of stock options forfeited                      --              (26,411)
                          Loss from equity method investee                                     --               32,824
                          Other                                                                --               52,220
         Changes in assets and liabilities:
                          Receivables                                                     484,781             (704,192)
                          Other current assets                                            617,120               11,530
                          Accounts payable                                               (714,855)            (762,560)
                          Accrued expenses                                                157,367              455,946
                                                                                     ------------         ------------

                          Net Cash Used In Operating Activities                       (14,665,132)         (12,437,211)
                                                                                     ------------         ------------

INVESTING ACTIVITIES:
         Purchase of equipment and furnishings                                         (2,141,167)          (5,323,319)
         Deposits and other assets                                                        155,816              (42,758)
         Proceeds from sale of property and equipment                                          --                1,950
                                                                                     ------------         ------------

                          Net Cash Used in Investing Activities                        (1,985,351)          (5,364,127)
                                                                                     ------------         ------------

FINANCING ACTIVITIES:

         Proceeds from common stock sales and option exercise                                  --           30,007,042
         Redeem PIK Notes                                                                      --           (2,927,579)
         Deferred financing costs                                                              --              (87,842)
         Principal payments on long-term debt and capital leases                           (8,522)             (10,685)
                                                                                     ------------         ------------

                          Net Cash (Used in) Provided by Financing Activities              (8,522)          26,980,936
                                                                                     ------------         ------------

FOREIGN CURRENCY EXCHANGE                                                                 (43,938)                  --
                                                                                     ------------         ------------

Net increase (decrease) in cash and cash equivalents                                  (16,702,943)           9,179,598
Cash and cash equivalents
         Beginning                                                                     19,619,410              403,435
                                                                                     ------------         ------------
         Ending                                                                      $  2,916,467         $  9,583,033
                                                                                     ============         ============

Supplemental Cash Flow Information
         Cash payments for interest                                                  $    248,371         $      5,960
         Non cash activities:
            Increase in mandatory redeemable preferred stock and
             decrease in paid-in capital from accrued dividends                         1,516,981              209,720
           Accrued interest converted to long term debt                                 2,562,000            3,194,000
           Increase in long term debt resulting from interest accretion                   698,423              715,422
           Exchange of preferred stock for common stock                                        --           21,076,669
           Additional paid in capital resulting from PIK Note redemption                       --           13,125,421

See notes to condensed consolidated financial statements.

                          Next Generation Network, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation

         The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000, the condensed consolidated statement of changes in stockholders' deficit for the six months ended June 30, 2001 and condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. In addition, comprehensive loss is not separately reported since it is not significantly different than the reported net loss for the periods ended June 30, 2001 and 2000.

         In accordance with the requirements of Form 10-QSB, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the reader of this Form 10-QSB should refer to the Company's Form 10-KSB for the year ended December 31, 2000 for further information.

         Beginning in the second quarter of 2001 the Company began selling some specially configured equipment to one customer. Revenues and costs of such equipment have been recognized in the statement of income upon the installation of such equipment.


Note 2. Long Term Debt

       Long-term debt: A summary of the Company's long-term debt is as follows:

                                                                                             JUNE 30,       DECEMBER 31,
                                                                                               2001             2000
                                                                                               ----             ----
         12%and 14% Senior Secured PIK Notes ("PIK Notes") due February 2003
            (net of $1,836,397 and $2,415,197 of unamortized discount
            attributed to warrants issued in connection with PIK Notes)                     $41,419,603      $38,278,803
         Noninterest-bearing note payable, discounted at 15%, total of
            $700,000 payable based on certain cash flows, if any, with
            balance due December 2001, secured by equipment                                     654,347          608,694
         Noninterest-bearing note payable, discounted at 15%, total of
            $1,500,000 payable August 2003, plus 10% of certain net
            revenues, if any, secured by equipment                                            1,115,964        1,041,993
         Other debt - capital lease obligations                                                   1,162            9,683
                                                                                            -----------      -----------
                                                                                             43,191,076       39,939,173
         Less current maturities                                                                655,509          618,377
                                                                                            -----------      -----------
                                                                                            $42,535,567      $39,320,796
                                                                                            ===========      ===========

         Amendment to Senior Secured PIK Notes. On January 31, 2001, the Company amended the indenture related to the 12% Series B Senior Secured PIK Notes due 2003, (the "Series B Notes") as the result of a consent solicitation. The amendment to the Indenture created 14% Series C Senior Secured PIK Notes due 2003 (the "Series C Notes"). The Series C Notes are identical to the Series B Notes except as follows: the optional redemption price premium was extended until January 31, 2003; the period during which the Company may pay interest on the Series C Notes in the form of additional notes was extended until the maturity date of February 1, 2003; and the interest rate on the Series C Notes was increased from 12% to 14% for interest payments made after August 1, 2000. Noteholders holding $36,662,000 of Series B Notes at December 31, 2000 consented to the amendment and now hold Series C Notes. In February 2001, the Company issued additional notes in payment of $2,562,000 of accrued interest on the aforementioned PIK Notes. A total of $4,032,000 of Series B Notes remain outstanding.

         The long term debt excluding capital lease obligations and assuming full accretion of the related discounts is payable as follows: $700,000 in 2001 and $44,756,000 in 2003.


Note 3. Accrued Expenses

       The components of accrued expenses are as follows:

                                              June 30,        December 31,
                                                2001              2000
                                                ----              ----
                  Site agreement fees        $2,268,562        $2,105,467
                  Interest                    2,490,000         2,341,090
                  Compensation                  572,880           647,031
                  Other                         718,809           650,386
                                             ----------        ----------
                                             $6,050,251        $5,743,974
                                             ==========        ==========


Note 4.  Barter Transactions

         Barter revenues were $7,761 and $236,865 for the three and six months ended June 30, 2001 and $82,332 and $91,306 for the three and six months ended June 30, 2000, respectively. Barter credits of $853,892 and $1,397,555 are included in other current assets as of June 30, 2001 and December 31, 2000, respectively.

Note 5.  Contingent Warrant Issuance

         On November 7, 2000, the Company issued 3,550,296 shares of 8% Series D preferred stock to a private investor at $8.45 per share, which is also the redemption value. If the Company consummates an IPO prior to December 31, 2001 that does not yield at least a 100% annualized return to the Series D holders, the Company has agreed to issue to each Series D holder, warrants to purchase additional shares of preferred stock at $.001 per share such that the holder would yield a 100% return based on the price of the Company's common stock thirty days after the IPO. In addition, if the Company fails to consummate a qualifying IPO prior to December 31, 2001, the Company has agreed to issue warrants to purchase additional shares of preferred stock at $.001 per share such that the effective initial price per share of the preferred stock could be adjusted down to $7.60 per share. The per share liquidation value would not change with the issuance of any additional shares. Subsequent to June 30, 2001 management determined that it is probable that it will not consummate a qualifying IPO prior to December 31, 2001 and therefore it is probable that the Company will be required to issue the aforementioned price adjustment contingent warrants during 2001. The approximate $3.4 million value ascribed to such warrants will be accreted by the interest method to Series D preferred stock beginning in the third quarter of 2001 by periodic charges to additional paid in capital to November 6, 2005, the mandatory redemption date of the Series D preferred stock. The periodic accretion will be reflected in the computation of earnings or loss per share.

Note 6.  Accounting Standards Issued Not Yet Adopted

         In July 2001, the Financial Accounting Standards Board issued two new statements. Statement No. 141, Business Combinations, eliminates the pooling method of accounting for business combinations. Statement No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The Company has not yet completed its full assessment of the effect of these new standards on its consolidated financial statements, but believes their impact will not be significant. The standards generally are required to be implemented by the Company in its 2002 financial statements.

Note 7.  Liquidity

         The Company's cash flow is dependent on its ability to increase advertising revenues and raise additional capital. The Company will need to raise additional capital during the third quarter of this fiscal year to satisfy obligations and attain its business plan. The Company intends to reduce operating and capital expenditures in the near term as part of the realignment of its sales and other functional organizations. The Company is in discussion with certain investors to provide bridge financing and has engaged a financial advisor to solicit additional long term equity financing. However, in the event it is unsuccessful in completing a strategic transaction or financing, it will be required to cease operations. In that case, the Company would be unable to meet future capital requirements. This would result in a default under all indebtedness, including the PIK Notes. There is no assurance that additional funds will be available or available on terms acceptable to the Company.



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

GENERAL

         We are a leader in the emerging digital out-of-home media industry. We are currently implementing a build-out of the world's largest network of digital video advertising displays. Since our inception, we have developed our proprietary technology platform to deliver digital advertising and other media across our growing network of flat panel screens in the U.S. and internationally.

         Our cash and cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only until the second half of August, 2001. In order to continue operations beyond that date, we would require an additional capital infusion or financing. We cannot assure you that financing will be available to us, or if available, will be available on terms acceptable to us. We are in discussions with certain investors to provide bridge financing and have engaged a financial advisor to solicit additional long term equity financing. If we are unsuccessful in completing a strategic transaction or financing, we will be required to cease operations. In that case, we will be unable to meet our future capital requirements. This would result in a default under all of our indebtedness, including our 12% and 14% Senior Secured PIK Notes ("PIK Notes"). Any person considering an investment in any of our securities is urged to consider both the risk that we will cease operations and the risk that our securities will be worthless or of diminished value even assuming completion of a strategic transaction or financing. All of the statements set forth in this report are qualified by reference to those facts.

         We have organized our network rollout strategy on a market by market basis, concentrating on major U.S. advertising markets. As of June 30, 2001, we have installed screens in 7,112 sites. The historic build-out of our network is illustrated in the following table.

                         INSTALLED NGN SCREEN LOCATIONS


  DMA
  RANK          MARKET         DEC 31, 1999      MAR 31, 2000   JUNE 30, 2000    DEC 31, 2000   MARCH 31, 2001   JUNE 30, 2001
  ----          ------         ------------      ------------   -------------    ------------   --------------   -------------
   1        New York               1,317             1,482          1,699            1,814          1,744            1,674
   2        Los Angeles              578               596            605              614            628              633
   3        Chicago                  172               218            242              281            287              305
   4        Philadelphia             307               327            365              391            564              619
   5        San Francisco            245               300            344              380            381              379
   6        Boston                   241               259            272              297            289              285
   7        Dallas                   306               320            335              364            363              364
   8        Washington DC            519               517            523              521            524              527
   9        Detroit                    -                 -              -                -              -               52
  12        Seattle                    -                 -             41              161            163              169
  14        Tampa                    165               168            168              170            170              170
  15        Phoenix                    -                 -              -                -              -               51
  16        Miami                    117               130            137              146            145              144
  18        Denver                     -                 -            116              156            160              170
  20        Sacramento                64                67             69               70             71               72
  22        Orlando                  257               259            257              253            256              259
  24        Baltimore                204               201            209              210            148              147
  26        San Diego                157               162            163              165            163              162
  40        Norfolk                  237               238            239              239            237              227
  44        West Palm Beach           67                72             84               97             96               96
  60        Austin                     -                 -             34               38             41               41
  61        Richmond                   -                 -              -               54             74               96
  83        Ft. Myers                 54                55             57               57             57               56
            Sydney, Australia          -                 -              -               95            129              145
            Paris, France              -                 -              -               80            144              202
            Other                     24                28             21               39             60               67
                                   -----             -----          -----            -----          -----            -----
            TOTAL SITES            5,031             5,399          5,933            6,692          6,894            7,112
                                   =====             =====          =====            =====          =====            =====

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

         Network operating expenses are costs associated with the daily operation and maintenance of our screens as well as the site agreement fees paid to site owners. Most network operating expenses generally increase proportionally with the number of installed sites. On a site by site basis, telecommunications and maintenance costs remain relatively fixed, averaging approximately $65 per month. Accordingly, we expect that these telecommunications and maintenance expenses as a percentage of advertising revenues will decrease as our advertising revenues increase. In addition, site agreements generally provide the site operator with a percentage of the advertising revenues (typically 10% per site) derived from the screens at the particular site. Some site agreements provide for a minimum annual site fee. Based on the number of screens installed on June 30, 2001, we are committed to minimum site agreement fees of approximately $3.8 million annually through 2005. We incur network operating expenses in connection with our screens prior to generating revenues from the sites.

         Selling expenses include all costs associated with operating our sales organization. The majority of these expenses are related to compensation and related benefits for sales personnel. We pay our sales personnel fixed salaries and sales commissions. During the second quarter of 2001 and 2000, the commission portion of the compensation was 14.2% and 10.4% of net advertising revenues, respectively. For the six months ended June 30, 2001 and 2000, commissions were 12.0% and 12.4% of net advertising revenues, respectively.

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

RESULTS OF OPERATIONS


          Total revenues. Total revenues decreased to approximately $1.2 million for the second quarter of 2001 compared to approximately $2.6 million for the same quarter of 2000 and were $2.3 million for the six months ended June 30, 2001 compared to $4.9 million for the same period of 2000. The decrease was primarily attributable to decreased occupancy levels of advertising slots sold which we believe to be the result of the transition from primarily local sales to concentration on regional and national accounts as well as effects of the slowing economy and acute softness in the advertising market in general. We estimate that the sales cycle to close many of these regional and national accounts may reach 12 to 18 months from the initial presentation. Revenues for the three and six month periods ended June 30, 2001 also included $255,000 of equipment sales related to a special project that may not be indicative of future revenues.

         Network operating expenses. Network operating expenses increased to approximately $2.4 million for the second quarter of 2001, from approximately $2.2 million for the same quarter of 2000 and were $4.8 million for the six months ended June 30, 2001 compared to $4.3 million for the same period of 2000. Major components of network operating expenses for the respective periods were:

                                             3 months ended        3 months ended       6 months ended        6 months ended
                                             June 30, 2001         June 30, 2000         June 30, 2001        June 30, 2000
                                             -------------         -------------         -------------        -------------
Site agreement expense                          $1,052,000            $1,018,000           $2,049,000            $2,086,000
Telecommunications expense                         830,000               879,000            1,866,000             1,666,000
Maintenance expense                                495,000               259,000              858,000               535,000

         The increase in telecommunications and maintenance expense was due primarily to the increase in the average number of installed sites, which increased 26.5% from 2000 to 2001. Average telecommunications costs per site have generally decreased from 2000 to 2001 due to price decreases in local and long distance costs. Average maintenance costs per site have increased in 2001 due to an increase in the monthly service contract rate. The decrease in site agreement expense was due to the reduction in sales revenues in 2001 compared to 2000.

         Selling expenses. Selling expenses decreased to approximately $2.5 million for the second quarter of 2001 compared to $3.2 million for the same quarter of 2000 and were $5.2 million for the six months ended June 30, 2001 compared to $6.3 million for the same period of 2000. The decrease resulted primarily from lower compensation costs due to a reduction of sales office staff (average 2001 headcount of 77 compared to 2000 average of 100) and lower commissions due to decreased sales.

         General and administrative expenses. General and administrative expenses increased to approximately $2.9 million for the second quarter of 2001 compared to $2.5 million for the same quarter of 2000 and were $5.8 million for the six months ended June 30, 2001 compared to $4.3 million for the same period of 2000. The increase was primarily attributable to increased advertising, sales promotion and trade show expense, which during the six months ended June 30 increased to approximately $1.4 million in 2001 compared to approximately $572,000 in 2000. Such costs were approximately $744,000 and $525,000 during the second quarter of 2001 and 2000, respectively. Employee compensation and related costs, the largest component of general and administrative expense, was $1.2 million and $2.6 million during the three and six months ended June 30, 2001 compared to $1.3 million and $2.4 million during the comparable 2000 periods. Research and development costs increased slightly to $45,000 and $91,000 during the three and six month periods ended June 30, 2001 compared to $41,000 and $82,000 during the comparable 2000 periods. We capitalized $17,000 and $34,000 of software costs developed or obtained for internal use during the three and six months ended June 30, 2001 compared to $345,000 and $454,000 in the comparable 2000 periods.

         Corporate overhead. Corporate overhead decreased to approximately $681,000 for the second quarter of 2001 compared to $876,000 for the same quarter of 2000 and was $1.5 million for the six months ended June 30, 2001 compared to $1.8 million for the same period of 2000. The decrease in the second quarter of 2001 compared to the comparable period in 2000 was primarily due to a decrease in compensation costs due to severance costs incurred during 2000. The decrease in the comparable six month periods was primarily due to a reduction in legal and employment fees and a small decrease in compensation and related costs.

         Depreciation and amortization. Depreciation and amortization increased to approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2001, from approximately $1.0 million and $1.9 million for the comparable periods in 2000. Depreciation expense relating to our flat panel screens was $1.1 million and $2.1 million in 2001 compared to $793,000 and $1.5 million in the 2000 periods.

         Operating loss. As a result of the above factors, operating loss increased to approximately $8.9 million for the second quarter of 2001, from approximately $7.2 million for the same quarter of 2000 and was $18.0 million for the six months ended June 30, 2001 compared to $13.8 million for the same period in 2000.

         Net interest expense. Net interest expense increased to approximately $1.9 million for the second quarter of 2001 compared to $1.4 million for the same quarter of 2000 and was $3.6 million for the six months ended June 30, 2001 compared to $3.1 million for the same period of 2000. The increase was attributable to an increase in interest rate on the Series C PIK notes from 12% to 14% during the 2001 periods in addition to an increase in the amount of average borrowings for the period.

         Net loss. As a result of the above factors, the net loss attributable to common stockholders increased to approximately $11.6 million for the second quarter of 2001, from approximately $8.6 million for the same quarter of 2000 and was $23.2 million for the six months ended June 30, 2001 compared to $17.0 million for the same period in 2000.

          We expect to incur additional costs to install additional flat panel screens and for operating costs to expand. As a result, we expect our expenses to continue to exceed our revenues and to incur a net loss for 2001. We expect to continue to operate at a net loss for the foreseeable future.



LIQUIDITY AND CAPITAL RESOURCES

         Through June 30, 2001, our primary source of liquidity has been proceeds from the sale of equity and debt securities.

         As of June 30, 2001, total cash and cash equivalents were $2.9 million compared to $19.6 million as of December 31, 2000. The decrease in cash was a result of $14.7 million of cash used in operating activities (due primarily to the loss from operations) and $2.0 million of cash used in investing activities (primarily for capital expenditures related to the expansion of our network).

         Interest on the Series C Notes is payable either in cash or additional senior secured notes, at our option, until the maturity date of February 1, 2003. We expect to pay interest on the Series C Notes by issuing additional senior secured notes. Our semi-annual cash interest requirements on the Series B Notes will be $242,000 until the notes mature on February 1, 2003. As of August 13, 2001, the cash interest payment of $241,920 on the Series B Notes due August 1, 2001 has not been paid. Under the terms of the indenture governing the Series B Notes, if we do not pay this interest by August 31, 2001, absent our receipt of a waiver, an event of default will have occurred. In this case, the trustee of the Series B Notes or the holders of at least 25% of the aggregate principal amount of the then outstanding Series B Notes would be able to declare the principal and accrued and unpaid interest on the Series B Notes due and payable immediately. If this occurs, unless we receive additional financing, we will not be able to pay the principal and accrued and unpaid interest on the Series B Notes. If we cannot pay amounts owed, the trustee or holders of at least 25% of the aggregate principal amount of the then outstanding Series B Notes will be entitled to pursue other remedies, including foreclosing upon the collateral used to secure the Series B Notes.


         Our primary uses of cash are capital expenditures for flat panel screens and for our working capital requirements. We anticipate capital expenditures of approximately $10 to $15 million related to the purchase and installation of our flat panel screens over the next two years if we can raise additional capital. Our cash flow is dependent on our ability to increase advertising revenues and is subject to financial, economic and other factors, some of which are beyond our control. Our cash and cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only until the second half of August 2001. In order to continue operations beyond that date, we would require an additional capital infusion or financing. We cannot assure you that financing will be available to us, or if available, will be available on terms acceptable to us. We are in discussion with certain investors to provide bridge financing and have engaged a financial advisor to solicit additional long term equity financing. However, in the event we are unsuccessful in completing a strategic transaction or financing, we will be required to cease operations. In that case, we will be unable to meet our future capital requirements. This would result in a default under all of our indebtedness, including our PIK Notes.

         We anticipate a reduction in headcount of approximately 25% to 30% will be implemented during the third quarter as part of the continuing plan to reduce selling and other costs and focus efforts on larger national and regional customers. As part of this realignment of the sales and other functional organizations, several regional sales offices will be closed and future alliances with third party sales organizations are anticipated. We do not anticipate that the total cost of the realignment will be significant to the results of our third quarter operations.

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

MARKET RISK AND IMPACT OF INFLATION

         We do not believe we have any significant risk related to interest rate fluctuations since we have only fixed rate debt. We believe that inflation has not had a material impact on our results of operations for the three and six month periods ended June 30, 2001 and 2000. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

PART II. OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K:

a)       Exhibits

         None


b)       Reports on Form 8-K

         None




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.

                                         NEXT GENERATION NETWORK, INC.



Date: August 14, 2001                    By: /s/  Thomas M. Pugliese
                                             --------------------------------------------
                                             Thomas M. Pugliese
                                             Chief Executive Officer

Date: August 14, 2001                    By: /s/  Michael R. Robinson
                                             --------------------------------------------
                                             Michael R. Robinson
                                             Chief Financial Officer
                                             (principal financial and accounting officer)