Form 10QSB
period 2001-09-30
NEXT GENERATION NETWORK INC
filed 2001-11-14
CIK 1046442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB
                       -----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED                   COMMISSION FILE NUMBER:
        SEPTEMBER 30, 2001                                          333-49279

                          NEXT GENERATION NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                       41-1670450
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

                           Yes    X       No
                              ---------     ---------

================================================================================
 Number of shares of Common Stock outstanding as of November 12, 2001: 8,919,641
================================================================================

         Transitional Small Business Disclosure Format  (Check one):

                           Yes            No    X
                              ---------     ---------



================================================================================

                          NEXT GENERATION NETWORK, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
Part I.   Financial Information

     Item 1. Financial Statements.

        Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 .............................      3

        Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000 ..      4

        Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2001 ............      5

        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 ............      6

        Notes to Consolidated Financial Statements .............................................................   7-10

     Item 2. Management's Discussion and Analysis or Plan of Operations ........................................  10-16

Part II.  Other Information.

     Item 3.   Defaults Upon Senior Securities .................................................................     16

     Item 5.   Other information ...............................................................................     16

     Item 6.   Exhibits and Reports on Form 8-K ................................................................     16

                                     Part I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEXT GENERATION NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      SEPTEMBER 30, 2001   DECEMBER 31, 2000
ASSETS
         Current Assets:
                   Cash and cash equivalents                               $     653,058       $  19,619,410
                   Accounts receivable, net                                      803,362           1,014,270
                   Other current assets (Note 4)                                  82,051           1,594,814
                                                                           -------------       -------------

                   Total current assets                                        1,538,471          22,228,494
                                                                           -------------       -------------

         Property and Equipment, net                                          13,512,929          16,713,918
         Deferred Financing Costs, net                                           610,417             943,430
         Other Assets                                                             92,343             270,902
                                                                           -------------       -------------

                                                                           $  15,754,160       $  40,156,744
                                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current Liabilities:
                   Current maturities of long-term debt                    $  45,127,374       $     618,377
                   Note payable                                                2,000,000                  --
                   Accounts payable                                            2,133,116           1,718,529
                   Accrued expenses (Note 3)                                   5,894,087           5,743,974
                                                                           -------------       -------------

                   Total current liabilities                                  55,154,577           8,080,880
                                                                           -------------       -------------


         Long-term Debt (Note 2)                                               1,154,798          39,320,796
                                                                           -------------       -------------

         Mandatory Redeemable Preferred Stock
         8% Series D, voting; authorized 7,500,000 shares
           issued and outstanding 3,550,296 shares being accreted
           to liquidation value plus accrued dividends
           (aggregate liquidation value $32,153,333 and $30,353,333,
           respectively)                                                      29,552,792          27,110,222
                                                                           -------------       -------------

         Stockholders' Deficit (Note 5)
         8.25% Series A cumulative preferred stock,
           nonvoting; authorized 20,000 shares; issued and
           outstanding 2,960 shares, stated at liquidation value,
           excluding cumulative unpaid dividends
           of $1,159,950 and $1,098,900, respectively                          1,480,000           1,480,000
         Common stock, $0.01 par value; authorized 25,000,000
           shares; issued and outstanding 8,919,641 shares                        89,196              89,196
         Additional paid-in capital                                           68,394,664          70,837,235
         Accumulated deficit                                                (139,999,924)       (106,727,465)
         Foreign currency exchange                                               (71,943)            (34,120)
                                                                           -------------       -------------
                                                                             (70,108,007)        (34,355,154)
                                                                           -------------       -------------
                                                                           $  15,754,160       $  40,156,744
                                                                           =============       =============

See notes to condensed consolidated financial statements.

                          NEXT GENERATION NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                      -------------------------------       -------------------------------
                                                          2001               2000               2001               2000
                                                      ------------       ------------       ------------       ------------
Revenues:
      Advertising revenue (Note 4)                    $  1,168,672       $  2,265,659       $  3,244,490       $  7,213,291
      Less agency commissions                              (37,074)           (40,379)           (82,737)          (114,077)
                                                      ------------       ------------       ------------       ------------

      Net advertising revenue                            1,131,598          2,225,280          3,161,753          7,099,214
      Equipment sales                                      493,981                 --            748,811                 --
      Network operating revenue                             62,145                210             76,645                630
                                                      ------------       ------------       ------------       ------------
                  Total revenues                         1,687,724          2,225,490          3,987,209          7,099,844
                                                      ------------       ------------       ------------       ------------

Costs and expenses:
      Network operating expenses                         3,808,360          2,326,601          8,580,919          6,613,100
      Selling expenses                                   2,210,898          3,571,835          7,425,872          9,879,414
      General and administrative expenses                2,734,774          3,252,889          8,547,138          7,568,286
      Corporate overhead                                   592,332            784,880          2,099,907          2,590,088
      Depreciation and amortization                      1,464,809          1,181,312          4,256,486          3,129,628
      Cost of equipment sales                              471,465                 --            710,973                 --
                                                      ------------       ------------       ------------       ------------
                                                        11,282,638         11,117,517         31,621,295         29,780,516
                                                      ------------       ------------       ------------       ------------

      Operating loss                                    (9,594,914)        (8,892,027)       (27,634,086)       (22,680,672)

Non operating income (expense):
      Interest expense                                  (2,056,664)        (1,643,417)        (5,935,475)        (5,197,763)
      Interest income                                       12,638             87,754            298,909            522,518
      Other income (expense)                                (1,916)                --             (1,807)           (85,044)
                                                      ------------       ------------       ------------       ------------

Net loss                                               (11,640,856)       (10,447,690)       (33,272,459)       (27,440,961)
Preferred stock dividends and Series D accretion           925,589                 --          2,503,620            272,832
                                                      ------------       ------------       ------------       ------------
Net loss applicable to common stockholders            $(12,566,445)      $(10,447,690)      $(35,776,079)      $(27,713,793)
                                                      ------------       ------------       ------------       ------------
Basic and diluted net loss per common share           $      (1.41)      $      (1.18)      $      (4.01)      $      (3.48)
                                                      ------------       ------------       ------------       ------------
Weighted average number of common shares
    outstanding                                          8,919,641          8,824,648          8,919,641          7,959,664
                                                      ============       ============       ============       ============

See notes to condensed consolidated financial statements.

                 NEXT GENERATION NETWORK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                   Series A                                Additional                      Foreign
                                  Cumulative                                 Paid-In       Accumulated     Currency
                                Preferred Stock         Common Stock         Capital         Deficit       Exchange        Total
                                ---------------         ------------         -------         -------       --------        -----
                               Shares     Amount      Shares     Amount
                               ------     ------      ------     ------

Balance, December 31, 2000      2,960   $1,480,000   8,919,641   $89,196   $70,837,235    $(106,727,465)   $(34,120)   $(34,355,154)
Accrued dividends on
  Mandatory redeemable
  Preferred stock                  --           --          --        --    (1,800,000)              --          --      (1,800,000)
Accretion of Series D
  preferred stock to
  liquidation value (Note 5)       --           --          --        --      (642,571)              --          --        (642,571)
Foreign currency exchange          --           --          --        --            --               --     (37,823)        (37,823)
Net loss                           --           --          --        --            --      (33,272,459)         --     (33,272,459)
                                -----   ----------   ---------   -------   -----------    --------------   --------    ------------
Balance, September 30, 2001     2,960   $1,480,000   8,919,641   $89,196   $68,394,664    $(139,999,924)   $(71,943)   $(70,108,007)
                                =====   ==========   =========   =======   ===========    =============    ========    ============

See notes to condensed consolidated financial statements.

                          NEXT GENERATION NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -------------------------------
                                                                             2001               2000
                                                                         ------------       ------------
OPERATING ACTIVITIES:
     Net Loss                                                            $(33,272,459)      $(27,440,961)
     Adjustments to reconcile net loss to net cash used in
                 operating activities:
                 Accretion of long term debt discounts                      1,049,681          1,053,608
                 Non cash interest on PIK Notes                             4,263,866          3,797,628
                 Amortization of deferred financing costs                     333,013            333,962
                 Depreciation and amortization                              4,256,482          3,129,628
                 Loss on disposal/writedown of fixed assets                 1,540,104                 --
                 Compensation element of stock options forfeited                   --            (26,411)
                 Loss from equity method investee                                  --             32,824
                 Other                                                             --             52,220
     Changes in assets and liabilities:
                 Receivables                                                  219,635           (517,609)
                 Other current assets                                       1,512,764         (1,356,633)
                 Accounts payable                                             414,587            622,809
                 Accrued expenses                                           1,189,247          1,310,085
                                                                         ------------       ------------

                 Net Cash Used In Operating Activities                    (18,493,080)       (19,008,850)
                                                                         ------------       ------------

INVESTING ACTIVITIES:
     Purchase of equipment and furnishings                                 (2,576,202)        (7,155,212)
     Deposits and other assets                                                148,586            (19,997)
     Proceeds from sale of property and equipment                               1,850              1,950
                                                                         ------------       ------------

                 Net Cash Used in Investing Activities                     (2,425,766)        (7,173,259)
                                                                         ------------       ------------

FINANCING ACTIVITIES:

     Short term borrowings                                                  2,000,000                 --
     Proceeds from common stock sales and option exercise                          --         30,009,861
     Redeem PIK Notes                                                              --         (2,927,579)
     Deferred financing costs                                                      --            (87,842)
     Principal payments on long-term debt and capital leases                   (9,683)           (17,514)
                                                                         ------------       ------------

                 Net Cash Provided by Financing Activities                  1,990,317         26,976,926
                                                                         ------------       ------------

FOREIGN CURRENCY EXCHANGE                                                     (37,823)           (24,777)
                                                                         ------------       ------------

Net increase (decrease) in cash and cash equivalents                      (18,966,352)           770,040
Cash and cash equivalents
     Beginning                                                             19,619,410            403,435
                                                                         ------------       ------------
     Ending                                                              $    653,058       $  1,173,475
                                                                         ============       ============

Supplemental Cash Flow Information
     Cash payments for interest                                          $    248,753       $     12,565
     Non cash activities:
       Increase in mandatory redeemable preferred stock and
        decrease in paid-in capital from accrued dividends                  2,442,571            209,720
      Accrued interest converted to long term debt                          5,303,000          5,492,000
      Increase in long term debt resulting from interest accretion          1,049,681          1,053,608
      Exchange of preferred stock for common stock                                 --         21,126,669
      Additional paid in capital resulting from PIK Note redemption                --         13,125,421

See notes to condensed consolidated financial statements.

                          Next Generation Network, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation

         The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000, the condensed consolidated statement of changes in stockholders' deficit for the nine months ended September 30, 2001 and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows at and for all periods presented have been made. The operating results for the period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. In addition, comprehensive loss is not separately reported since it is not significantly different than the reported net loss for the periods ended September 30, 2001 and 2000.

         In accordance with the requirements of Form 10-QSB, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the reader of this Form 10-QSB should refer to the Company's Form 10-KSB for the year ended December 31, 2000 for further information.

         Beginning in the second quarter of 2001, the Company began selling some specially configured equipment to one customer. Revenues from and costs of such equipment have been recognized in the statement of income upon the installation of such equipment.

         In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three months ended September 30, 2001, the Company recorded an impairment loss of approximately $540,000 of capitalized costs relative to planned deinstallation of over 1,400 unprofitable domestic sites and $1,000,000 of impairment costs related to the planned closing of foreign operations. In addition, events and circumstances indicated that additional property and equipment might be impaired. However, the Company's estimate of undiscounted cash flows indicates that the net cost of such assets is expected to be recovered assuming additional equity or financing can be obtained (see Note 7). Nonetheless, it is reasonably possible that the Company's estimate of undiscounted cash flows may change in the near term resulting in the need to write down such assets to fair value.


Note 2.  Debt

         A summary of the Company's long-term debt is as follows:

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2001             2000
                                                                        ------------------------------
12%and 14% Senior Secured PIK Notes ("PIK Notes") due February 2003
   (net of $1,546,800 and $2,415,197 of unamortized discount
   attributed to warrants issued in connection with PIK Notes)           $44,450,200      $38,278,803
Noninterest-bearing note payable, discounted at 15%, total of
   $700,000 payable based on certain cash flows, if any, with
   balance due December 2001, secured by equipment                           677,174          608,694
Noninterest-bearing note payable, discounted at 15%, total of
   $1,500,000 payable August 2003, plus 10% of certain net
   revenues, if any, secured by equipment                                  1,154,798        1,041,993
Other debt - capital lease obligations                                            --            9,683
                                                                        ------------------------------
                                                                          46,282,172       39,939,173
Less current maturities                                                   45,127,374          618,377
                                                                        ------------------------------
                                                                         $ 1,154,798      $39,320,796
                                                                        ==============================

         Note payable: In August and September 2001, the sole holder of the Company's Series D Preferred Stock loaned the Company an aggregate of $2,000,000 at 20% interest for working capital purposes.

         Amendment to Senior Secured PIK Notes: On January 31, 2001, the Company amended the indenture related to the 12% Series B Senior Secured PIK Notes due 2003, (the "Series B Notes") as the result of a consent solicitation. The amendment to the Indenture created 14% Series C Senior Secured PIK Notes due 2003 (the "Series C Notes"). The Series C Notes are identical to the Series B Notes except as follows: the optional redemption price premium was extended until January 31, 2003; the period during which the Company may pay interest on the Series C Notes in the form of additional notes was extended until the maturity date of February 1, 2003; and the interest rate on the Series C Notes was increased from 12% to 14% for interest payments made after August 1, 2000. Noteholders holding $36,662,000 of Series B Notes at December 31, 2000 consented to the amendment and now hold Series C Notes. In February 2001, the Company issued additional notes in payment of $2,562,000 of accrued interest on the aforementioned PIK Notes. In August 2001, the Company issued additional notes in payment of $2,741,000 of accrued interest. A total of $4,032,000 of Series B Notes remain outstanding.

         As a result of its failure to pay cash interest on the Series B Notes, the Company is in default on all of the PIK Notes. Therefore, the entire unpaid balance of the PIK Notes has been classified as current maturities of long term debt at September 30, 2001. The Company is attempting to obtain waivers of the default. However, there can be no assurance that the Company will be successful in obtaining the required waivers.

         The long term debt excluding capital lease obligations and assuming full accretion of the related discounts and PIK Notes default is payable as follows: $46,697,000 in 2001 and $1,500,000 in 2003.


Note 3.  Accrued Expenses

         The components of accrued expenses are as follows:

                                            September 30,   December 31,
                                                2001            2000
                                            ----------------------------
Site agreement fees                          $3,130,944      $2,105,467
Interest                                      1,337,380       2,341,090
Compensation                                    565,333         647,031
Other                                           860,430         650,386
                                            ----------------------------
                                             $5,894,087      $5,743,974
                                            ============================

Note 4.  Barter Transactions

         Barter revenues were $0 and $236,865 for the three and nine months ended September 30, 2001 and $1,201,452 and $1,292,758 for the three and nine months ended September 30, 2000, respectively. Barter credits of $9,194 and $1,397,555 are included in other current assets as of September 30, 2001 and December 31, 2000, respectively.


Note 5.  Contingent Warrant Issuance

         On November 7, 2000, the Company issued 3,550,296 shares of 8% Series D preferred stock to a private investor at $8.45 per share, which is also the redemption value. If the Company consummates an IPO prior to December 31, 2001 that does not yield at least a 100% annualized return to the Series D holders, the Company has agreed to issue to each Series D holder, warrants to purchase additional shares of preferred stock at $.001 per share such that the holder would yield a 100% return based on the price of the Company's common stock thirty days after the IPO. In addition, if the Company fails to consummate a qualifying IPO prior to December 31, 2001, the Company has agreed to issue warrants to purchase additional shares of preferred stock at $.001 per share such that the effective initial price per share of the preferred stock could be adjusted down to $7.60 per share. The per share liquidation value would not change with the issuance of any additional shares. Subsequent to June 30, 2001 management determined that it is probable that it will not consummate a qualifying IPO prior to December 31, 2001 and therefore it is probable that the Company will be required to issue the aforementioned price adjustment contingent warrants during 2001. Beginning in the third quarter of 2001 the Company began accreting to the Series D preferred stock the approximate $3.4 million value ascribed to such warrants using the interest method. The periodic increase in the Series D preferred stock will be charged to additional paid in capital to November 6, 2005, the mandatory redemption date of the Series D preferred stock. The periodic accretion of $167,100 for the three and nine month periods ended September 30, 2001 has been reflected in the computations of loss per share.

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

         In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company has not yet addressed whether the adoption of this pronouncement will have a material effect on its financial statements.

         In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company has not yet addressed whether the adoption of this pronouncement will have a material effect on its financial statements.

Note 7.  Liquidity

         The Company's cash flow is dependent on its ability to increase advertising revenues and raise additional capital. The Company will need to raise additional capital during the fourth quarter of this fiscal year to satisfy obligations and attain its business plan. The Company has reduced operating and capital expenditures and is closing its international subsidiaries (see Note 1 for impairment loss taken in third quarter) as part of the realignment of its sales and other functional organizations. The Company is in discussions with certain investors to provide financing and has engaged a financial advisor to solicit additional long term equity financing. However, in the event it is unsuccessful in completing a strategic transaction or obtaining financing, the Company will be required to cease operations. In that case, the Company would be unable to meet future capital or debt requirements. There is no assurance that additional funds will be available or available on terms acceptable to the Company.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

         The forward-looking statements in this report involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the Company's ability to continue operating its business; the Company's ability to secure additional financing; advertising rates; the ability to secure advertising contracts; the Company's ability to repurchase its outstanding debt securities and repay its debts when they become due; the ability to secure new sites; the loss of key existing site agreements; changes in the political and regulatory climate; out-of-home advertising industry trends; competition; changes in business strategy or development plans; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulations; and other factors referenced in this report. Many of these factors have been previously identified in filings or statements made by or on behalf of the Company, including filings with the Securities and Exchange Commission on Form 10-KSB.

         The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.


GENERAL

         We are in the emerging digital out-of-home media industry and have built-out one of the world's largest networks of digital video advertising displays. Since our inception, we have developed our proprietary technology platform to deliver digital advertising and other media across our network of flat panel screens in the U.S. and internationally.

         Our cash and cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only until the second half of November 2001. In order to continue operations, we will require an additional capital infusion or financing. We cannot assure you that financing will be available to us, or if available, will be available on terms acceptable to us. We are in discussions with certain investors to provide financing and have engaged a financial advisor to solicit additional long term equity financing. If we are unsuccessful in completing a strategic transaction or obtaining financing, we will be required to cease operations. In that case, we will be unable to meet our future capital or debt requirements. The Company failed to make a timely payment of the cash interest on its 12% Senior Secured PIK Notes, which has resulted in a default on its 12% and 14% Senior Secured PIK Notes ("PIK Notes"). The Company is attempting to obtain waivers of the default. However, there can be no assurance that the Company will be successful in obtaining the required waivers.Although the Company is currently in discussions with the holders of a majority of the PIK Notes regarding the Company's possible buyback of the PIK Notes on a discounted basis, there can be no assurance that the Company will be successful in reaching agreement to repurchase any or all of its outstanding PIK Notes. Any person considering an investment in any of our securities is urged to consider both the risk that we will cease operations and the risk that our securities will be worthless or of diminished value even assuming completion of a strategic transaction or obtaining financing. All of the statements set forth in this report are qualified by reference to those facts.

         We have organized our network rollout strategy on a market by market basis, concentrating on major U.S. advertising markets. As of September 30, 2001, we have installed screens in 7,262 sites. We are in the process of removing approximately 1,400 non productive screens. The historic build-out of our network is as follows:

         December 31, 1999          5,031
         June 30, 2000              5,933
         September 30, 2000         6,442
         December 31, 2000          6,692
         June 30, 2001              7,112
         September 30, 2001         7,262

         At present we are not expanding the number of screens on our network until we receive additional adequate financing for that purpose.

         We generate revenues principally through the sale of advertising on our network. Our screens present repeating sequences, or loops, of advertising and programming. As currently configured, the loops consist of eight 15-second advertising slots and eight 10-second programming slots, which currently provide our network with more than 46,000 advertising slots available for sale on a daily basis. Advertising rates are based upon the availability of space on the network for the desired location, the size and demographic makeup of the market served by the screens and the availability of alternative advertising media in the area. Most advertising contracts are short-term, typically for periods of one to three months, and are with local, regional and national advertisers. If the number and geographic diversity of our sites increases, we believe we will be able to attract more national advertisers to our network, thereby increasing the contribution of national advertising revenue to our total advertising revenue in the future.

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

         Network operating expenses are costs associated with the daily operation and maintenance of our screens as well as the site agreement fees paid to site owners. Most network operating expenses generally increase proportionally with the number of installed sites. On a site by site basis, telecommunications and maintenance costs remain relatively fixed, averaging approximately $65 per month. Accordingly, we expect that these telecommunications and maintenance expenses as a percentage of advertising revenues will decrease as our advertising revenues increase. In addition, site agreements generally provide the site operator with a percentage of the advertising revenues (typically 10% per site) derived from the screens at the particular site. Some site agreements provide for a minimum annual site fee. Based on the number of screens installed on September 30, 2001, we are committed to minimum site agreement fees of approximately $3.9 million annually through 2005. We are in renegotiation discussions to change the minimum fees to a variable site fee based on revenues. However, we cannot assure you that such discussions will lead to an agreement to renegotiate the existing fee structure. We incur network operating expenses in connection with our screens prior to generating revenues from the sites.

         Selling expenses include all costs associated with operating our sales organization. The majority of these expenses are related to compensation and related benefits for sales personnel. We pay our sales personnel fixed salaries and sales commissions. During the third quarters of 2001 and 2000, the commission portion of the compensation was 10.8% and 8.2% of net advertising revenues, respectively. For the nine months ended September 30, 2001 and 2000, commissions were 11.6% and 11.1% of net advertising revenues, respectively.

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


RESULTS OF OPERATIONS


         Total revenues. Total revenues decreased to approximately $1.7 million for the third quarter of 2001 compared to approximately $2.2 million for the same quarter of 2000 and were $4.0 million for the nine months ended September 30, 2001 compared to $7.1 million for the same period of 2000. The decrease was primarily attributable to decreased occupancy levels of advertising slots sold which we believe to be the result of the transition from primarily local sales to concentration on regional and national accounts as well as effects of the slowing economy and acute softness in the advertising market in general. We estimate that the sales cycle to close many of these regional and national accounts may reach 12 to 18 months from the initial presentation. Revenues for the three and nine month periods ended September 30, 2001 also included $494,000 and $749,000 of equipment sales related to a special project that may not be indicative of future revenues.

         Network operating expenses. Network operating expenses increased to approximately $3.8 million for the third quarter of 2001, from approximately $2.3 million for the same quarter of 2000 and were $8.6 million for the nine months ended September 30, 2001 compared to $6.6 million for the same period of 2000. Major components of network operating expenses for the respective periods were:

                                  3 months ended        3 months ended        9 months ended        9 months ended
                                September 30, 2001    September 30, 2000    September 30, 2001    September 30, 2000
                                ------------------    ------------------    ------------------    ------------------
Site agreement expense              $1,014,000            $  958,000            $3,063,000            $3,044,000
Telecommunications expense             766,000             1,024,000             2,684,000             2,690,000
Maintenance expense                  2,057,000               344,000             2,967,000               879,000

         The increase in maintenance expense was due primarily to the increase in the average number of installed sites and asset impairment writedowns. Maintenance expense in the 2001 periods includes $540,000 of cost impairment as a result of the planned deinstallation of over 1,400 unprofitable sites written down to net realizable value and $1,000,000 of impairment costs related to the planned closing of foreign operations. Management does not believe the remainder of the Company's fixed assets are impaired. Average maintenance costs per site have increased in 2001 due to an increase in the monthly service contract rate. Average telecommunications costs per site have generally decreased from 2000 to 2001 due to price decreases in local and long distance costs. Site agreement expense was relatively flat from 2000 to 2001 since a significant portion of the costs are due to fixed minimum payments rather than variable payments related to revenue.

         Selling expenses. Selling expenses decreased to approximately $2.2 million for the third quarter of 2001 compared to $3.6 million for the same quarter of 2000 and were $7.4 million for the nine months ended September 30, 2001 compared to $9.9 million for the same period of 2000. The decrease resulted primarily from lower compensation costs due to a reduction of sales office staff (average 2001 headcount of 68 compared to 2000 average of 96), lower commissions due to decreased sales and closing sales offices.

         General and administrative expenses. General and administrative expenses decreased to approximately $2.7 million for the third quarter of 2001 compared to $3.3 million for the same quarter of 2000 and were $8.5 million for the nine months ended September 30, 2001 compared to $7.6 million for the same period of 2000. The change was primarily attributable to advertising, sales promotion and trade show expense, which during the nine months ended September 30 increased to approximately $2.5 million in 2001 compared to approximately $1.6 million in 2000. Such costs were approximately $981,000 and $1.1 million during the third quarters of 2001 and 2000, respectively. Employee compensation and related costs, the largest component of general and administrative expense, was $1.1 million and $3.7 million during the three and nine months ended September 30, 2001 compared to $1.4 million and $3.8 million during the comparable 2000 periods. Research and development costs were $111,000 and $202,000 during the three and nine month periods ended September 30, 2001 compared to $40,000 and $122,000 during the comparable 2000 periods. We capitalized $17,000 and $51,000 of software costs developed or obtained for internal use during the three and nine months ended September 30, 2001 compared to $204,000 and $659,000 in the comparable 2000 periods.

         Corporate overhead. Corporate overhead decreased to approximately $592,000 for the third quarter of 2001 compared to $785,000 for the same quarter of 2000 and decreased to $2.1 million for the nine months ended September 30, 2001 compared to $2.6 million for the same period of 2000. The decrease in the third quarter of 2001 compared to the comparable period in 2000 was primarily due to a decrease in compensation costs due to no bonus accrual in 2001. The decrease in the comparable nine month periods was primarily due to a reduction in legal and employment fees, compensation and related costs and public relations expenses.

         Depreciation and amortization. Depreciation and amortization increased to approximately $1.5 million and $4.3 million for the three and nine months ended September 30, 2001, from approximately $1.2 million and $3.1 million for the comparable periods in 2000. Depreciation expense relating to our flat panel screens was $1.1 million and $3.1 million for the three and nine month periods in 2001 compared to $895,000 and $2.4 million in the comparable 2000 periods.

         Operating loss. As a result of the above factors, the operating loss increased to approximately $9.6 million for the third quarter of 2001, from approximately $8.9 million for the same quarter of 2000 and was $27.6 million for the nine months ended September 30, 2001 compared to $22.7 million for the same period in 2000.

         Net interest expense. Net interest expense increased to approximately $2.0 million for the third quarter of 2001 compared to $1.6 million for the same quarter of 2000 and was $5.6 million for the nine months ended September 30, 2001 compared to $4.7 million for the same period of 2000. The increase was attributable to an increase in the interest rate on the Series C PIK notes from 12% to 14% during the 2001 periods in addition to an increase in the amount of average borrowings for the periods.

         Net loss. As a result of the above factors, the net loss attributable to common stockholders increased to approximately $12.6 million for the third quarter of 2001, from approximately $10.4 million for the same quarter of 2000 and was $35.8 million for the nine months ended September 30, 2001 compared to $27.7 million for the same period in 2000.

         We expect to incur additional costs to install additional flat panel screens and for operating costs to expand. As a result, we expect our expenses to continue to exceed our revenues and to incur a net loss for 2001. We expect to continue to operate at a net loss for the foreseeable future.



LIQUIDITY AND CAPITAL RESOURCES

         Through September 30, 2001, our primary source of liquidity has been proceeds from the sale of equity and debt securities.

         As of September 30, 2001, total cash and cash equivalents were $653,000 compared to $19.6 million as of December 31, 2000. The decrease in cash was a result of $18.5 million of cash used in operating activities (due primarily to the loss from operations) and $2.4 million of cash used in investing activities (primarily for capital expenditures related to the expansion of our network) offset by $2.0 million of short term borrowings.

         In August and September 2001, Capital Communications CDPQ Inc. ("CDPQ"), the sole holder of the Company's Series D preferred stock, loaned the Company an aggregate of $2.0 million for working capital purposes. In October 2001, CDPQ loaned the Company an additional $650,000 for working capital purposes. The loans accrue interest at an annual rate of 20%. CDPQ may demand payment of the principal and accrued interest owed to it at any time, and all amounts owed to CDPQ become immediately due and payable upon (i) the filing of a federal, state or foreign bankruptcy (whether voluntary or involuntary) with respect to the Company, (ii) the appointment of a receiver, trustee, custodian or similar official for a substantial part of the Company's property or assets, (iii) the making by the Company of a general assignment for the benefit of creditors or (iv) the Company's inability or failure generally to pay its debts as they become due.

         Interest on the Series C Notes is payable either in cash or additional senior secured notes, at our option, until the maturity date of February 1, 2003. We expect to pay interest on the Series C Notes by issuing additional senior secured notes. Our semi-annual cash interest requirements on the Series B Notes will be $242,000 until the notes mature on February 1, 2003. As of November 13, 2001, cash interest payments of $241,556 on the Series B Notes due August 1, 2001 has not been paid. Interest waivers were received covering the period through October 31, 2001. However, an additional waiver has not been received and as a result, under the terms of the indenture governing the Series B Notes, an event of default has occurred. In this case, the trustee of the PIK Notes or the holders of at least 25% of the aggregate principal amount of the outstanding PIK Notes are able to declare the principal and accrued and unpaid interest on the PIK Notes due and payable immediately. If this occurs, unless we receive additional financing, we will not be able to pay the principal and accrued and unpaid interest on the PIK Notes. If we cannot pay amounts owed, the trustee or holders of at least 25% of the aggregate principal amount of the then outstanding PIK Notes will be entitled to pursue other remedies, including foreclosing upon the collateral used to secure the PIK Notes. As a result, the entire unpaid balance of the PIK Notes has been classified as current maturities of long term debt at September 30, 2001. The Company is attempting to obtain waivers of the default. However, there can be no assurance that the Company will be successful in obtaining the required waivers.

         Our primary uses of cash are capital expenditures for flat panel screens and for our working capital requirements. We anticipate capital expenditures of approximately $3 to $10 million related to the purchase and installation of our flat panel screens over the next two years if we can raise additional capital. Our cash flow is dependent on our ability to increase advertising revenues and is subject to financial, economic and other factors, some of which are beyond our control. Our cash and cash equivalents and cash that may be generated from operations are expected to be sufficient to meet our anticipated cash needs only until the second half of November 2001. In order to continue operations, we would require an additional capital infusion or financing. We cannot assure you that financing will be available to us, or if available, will be available on terms acceptable to us. We are in discussion with certain investors to provide financing and have engaged a financial advisor to solicit additional long term equity financing. However, in the event we are unsuccessful in completing a strategic transaction or obtaining financing, we will be required to cease operations. In that case, we will be unable to meet our future capital or debt requirements. This would result in a default under all of our indebtedness.

         On October 26, 2001, our total headcount was reduced from 90 to 38 and salaries were reduced for approximately half of the remaining staff. This reduction was done in an effort to conserve cash as well as part of the continuing plan to reduce selling and other costs and focus efforts on larger national and regional customers. As part of this realignment of the sales and other functional organizations, several regional sales offices will be closed and the Company has established third party sales relationships with two national multimedia companies to accelerate advertising traction with large national advertisers. In addition, we are closing international operations in France, Australia and the United Kingdom. We do not anticipate that the total cost of the realignment will be significant to the results of our fourth quarter operations. If additional equity financing is obtained, some of the terminated employees may be recalled.

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

MARKET RISK AND IMPACT OF INFLATION

         We do not believe we have any significant risk related to interest rate fluctuations since we have only fixed rate debt. We believe that inflation has not had a material impact on our results of operations for the three and nine month periods ended September 30, 2001 and 2000. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.



PART II. OTHER INFORMATION


ITEM 3.  Defaults Upon Senior Securities.

         On November 1, 2001, we committed an event of default on our Series B Notes by failing to pay cash interest to the principal holder thereof on October 31, 2001. Our semi-annual interest payment to the holders of the Series B Notes of $241,920 was originally due on August 1, 2001. $364 of this amount of interest on the Series B Notes was paid in August 2001. We received waivers from the principal holder of our Series B Notes, which extended the interest payment date to October 31, 2001. We have not received a new waiver as of the date hereof and as a result, under the indenture governing the Series B Notes, an event of default has occurred. In this case, the trustee of the PIK Notes or the holders of at least 25% of the aggregate principal amount of the then outstanding PIK Notes are able to declare the principal and accrued and unpaid interest on the PIK Notes due and payable immediately. If this occurs, unless we receive additional financing, we will not be able to pay the principal and accrued and unpaid interest on the PIK Notes. If we cannot pay amounts owed, the trustee or holders of at least 25% of the aggregate principal amount of the then outstanding PIK Notes will be entitled to pursue other remedies, including foreclosing upon the collateral used to secure the PIK Notes. As of the date hereof, approximately $251,000 of interest has accrued and has not been paid to the holders of our Series B Notes. The Company is attempting to obtain waivers of the default. However, there can be no assurance that the Company will be successful in obtaining the required waivers.


ITEM 5.  Other Information.

         The following individuals resigned from the Board of Directors on the dates indicated: Ari Bousbib (August 20, 2001), Roland Ribotti (October 22,
2001) and David Pecker (October 26, 2001).

ITEM 6.  Exhibits and Reports on Form 8-K:

         a) Exhibits
         None



         b) Reports on Form 8-K
         None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized.


                                    NEXT GENERATION NETWORK, INC.



Date:  November 13, 2001            By:    /s/  Thomas M. Pugliese
                                        ----------------------------------------
                                        Thomas M. Pugliese
                                        Chief Executive Officer
                                        (principal executive officer)

Date:  November 13, 2001            By:    /s/  Michael R. Robinson
                                        ----------------------------------------
                                        Michael R. Robinson
                                        Chief Financial Officer
                                        (principal financial and accounting
                                        officer)